Form 10-Q
period 2013-06-30
LIN Media LLC; LIN TELEVISION CORP
filed 2013-08-09
CIK 1575571, 931058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Commission file number: 001-36032	Commission file number: 000-25206

LIN Media LLC	LIN Television Corporation
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

90-0935925	13-3581627
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

One West Exchange Street, Suite 5A, Providence, Rhode Island 02903

(Address of principal executive offices)

(401) 454-2880

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

This combined Form 10-Q is separately filed by (i) LIN Media LLC and (ii) LIN Television Corporation. LIN Television Corporation meets the conditions set forth in general instruction H (1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LIN Media LLC Class A common shares, outstanding as of July 30, 2013: 33,471,856 shares.

LIN Media LLC Class B common shares, outstanding as of July 30, 2013: 20,901,726 shares.

LIN Media LLC Class C common shares, outstanding as of July 30, 2013: 2 shares.

LIN Television Corporation common stock, $0.01 par value, outstanding as of July 30, 2013: 1,000 shares.

EXPLANATORY NOTE

On July 30, 2013, LIN TV Corp. (“LIN TV”), completed its merger with and into LIN Media LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”), with LIN LLC as the surviving entity (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “Merger Agreement”).  Entry into the Merger Agreement was previously announced by LIN TV on its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2013.  LIN LLC had not commenced operations and had no assets or liabilities as of June 30, 2013.

LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor issuer to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to LIN TV in this Quarterly Report on Form 10-Q that include any period at and after the effectiveness of the Merger shall be deemed to refer to LIN LLC.  For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

LIN TV Corp.

Consolidated Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,799	$46,307
Accounts receivable, less allowance for doubtful accounts (2013 - $3,858; 2012 - $3,599)	132,942	126,150
Deferred income tax assets	389	—
Other current assets	7,355	6,863
Total current assets	160,485	179,320
Property and equipment, net	232,204	241,926
Deferred financing costs	18,064	19,135
Goodwill	202,998	192,079
Broadcast licenses, net	536,515	536,515
Other intangible assets, net	57,371	59,554
Other assets	14,197	12,885
Total assets (a)	$1,221,834	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$14,028	$10,756
Accounts payable	16,254	18,955
Income taxes payable	160,284	766
Accrued expenses	58,106	153,246
Deferred income tax liabilities	—	168,219
Program obligations	8,989	10,770
Total current liabilities	257,661	362,712
Long-term debt, excluding current portion	930,910	879,471
Deferred income tax liabilities	51,750	40,556
Program obligations	4,073	4,281
Other liabilities	40,925	42,716
Total liabilities (a)	1,285,319	1,329,736

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	13,846	3,242

LIN TV Corp. stockholders’ deficit:
Class A common stock, $0.01 par value, 100,000,000 shares authorized, Issued: 38,431,316 and 35,672,528 shares as of June 30, 2013 and December 31, 2012, respectively Outstanding: 33,483,657 and 30,724,869 shares as of June 30, 2013 and December 31, 2012, respectively	316	313
Class B common stock, $0.01 par value, 50,000,000 shares authorized, 20,901,726 and 23,401,726 shares as of June 30, 2013 and December 31, 2012, respectively, issued and outstanding; convertible into an equal number of shares of class A or class C common stock	235	235
Class C common stock, $0.01 par value, 50,000,000 shares authorized, 2 shares as of June 30, 2013 and December 31, 2012, issued and outstanding; convertible into an equal number of shares of class A common stock	—	—
Treasury stock, 4,947,659 shares of class A common stock as of June 30, 2013 and December 31, 2012, at cost	(21,984)	(21,984)
Additional paid-in capital	1,136,784	1,129,691
Accumulated deficit	(1,157,816)	(1,164,435)
Accumulated other comprehensive loss	(34,866)	(35,384)
Total stockholders’ deficit	(77,331)	(91,564)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$1,221,834	$1,241,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)         Our consolidated assets as of June 30, 2013 and December 31, 2012 include total assets of: $61,614 and $60,380, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $45,870 and $46,604 and program rights of: $2,680 and $2,060 as of June 30, 2013 and December 31, 2012, respectively. Our consolidated liabilities as of June 30, 2013 and December 31, 2012 include $5,999 and $5,440, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $3,802 and $4,152, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

LIN TV Corp.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net revenues	$164,346	$121,016	$305,338	$224,216

Operating expenses:
Direct operating	63,623	37,245	118,191	72,402
Selling, general and administrative	40,040	28,043	77,338	56,426
Amortization of program rights	7,152	5,381	14,937	10,600
Corporate	9,094	8,219	19,365	14,965
Depreciation	11,320	6,651	22,958	13,410
Amortization of intangible assets	5,723	478	11,152	955
Restructuring charge	391	—	2,523	—
Loss from asset dispositions	87	4	182	3
Operating income	26,916	34,995	38,692	55,455

Other expense:
Interest expense, net	14,428	9,266	28,299	19,636
Share of loss in equity investments	25	62	25	153
Loss on extinguishment of debt	—	—	—	2,099
Other expense, net	84	101	60	88
Total other expense, net	14,537	9,429	28,384	21,976

Income before provision for income taxes	12,379	25,566	10,308	33,479
Provision for income taxes	5,210	10,109	4,159	12,907
Income from continuing operations	7,169	15,457	6,149	20,572
Discontinued operations:
Loss from discontinued operations, net of a provision for (benefit from) income taxes of $34 and $(541) for the three and six months ended June 30, 2012, respectively	—	(76)	—	(1,018)
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,306 and $6,223 for the three and six months ended June 30, 2012, respectively	—	11,678	—	11,389
Net income	7,169	27,059	6,149	30,943
Net loss attributable to noncontrolling interests	(306)	(59)	(470)	(441)
Net income attributable to LIN TV Corp.	$7,475	$27,118	$6,619	$31,384

Basic income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.14	$0.28	$0.13	$0.38
Loss from discontinued operations, net of tax	—	—	—	(0.02)
Gain on the sale of discontinued operations, net of tax	—	0.21	—	0.20
Net income attributable to LIN TV Corp.	$0.14	$0.49	$0.13	$0.56

Weighted-average number of common shares outstanding used in calculating basic income per common share	52,278	55,174	52,095	55,680

Diluted income per common share attributable to LIN TV Corp.:
Income from continuing operations attributable to LIN TV Corp.	$0.13	$0.27	$0.12	$0.37
Loss from discontinued operations, net of tax	—	—	—	(0.02)
Gain on the sale of discontinued operations, net of tax	—	0.21	—	0.20
Net income attributable to LIN TV Corp.	$0.13	$0.48	$0.12	$0.55

Weighted-average number of common shares outstanding used in calculating diluted income per common share	55,595	56,300	55,406	56,959

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$7,169	$27,059	$6,149	$30,943
Amortization of pension net losses, reclassified, net of tax of $169 and $170 for the three months ended June 30, 2013 and 2012, respectively, and $338 and $340 for the six months ended June 30, 2013 and 2012, respectively	259	261	518	522
Comprehensive income	7,428	27,320	6,667	31,465
Comprehensive loss attributable to noncontrolling interest	(306)	(59)	(470)	(441)
Comprehensive income attributable to LIN TV Corp.	$7,734	$27,379	$7,137	$31,906

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	$313	$235	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Amortization of pension net losses, net of tax of $338	—	—	—	—	—	—	518	518
Class A common stock issued pursuant to employee benefit plans	1	—	—	—	455	—	—	456
Class A common stock issued pursuant to exercise of stock options	2	—	—	—	701	—	—	703
Tax benefit from exercise of stock options	—	—	—	—	1,497	—	—	1,497
Stock-based compensation	—	—	—	—	4,440	—	—	4,440
Net income attributable to LIN TV Corp.	—	—	—	—	—	6,619	—	6,619
Balance as of June 30, 2013	$316	$235	$—	$(21,984)	$1,136,784	$(1,157,816)	$(34,866)	$(77,331)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders’
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	$309	$235	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $340	—	—	—	—	—	—	522	522
Class A common stock issued pursuant to employee benefit plans	1	—	—	—	293	—	—	294
Class A common stock issued pursuant to exercise of stock options	—	—	—	—	59	—	—	59
Stock-based compensation	—	—	—	—	3,738	—	—	3,738
Purchase of LIN TV Corp. class A common stock	—	—	—	(6,500)	—	—	—	(6,500)
Net income attributable to LIN TV Corp.	—	—	—	—	—	31,384	—	31,384
Balance as of June 30, 2012	$310	$235	$—	$(17,098)	$1,125,679	$(1,126,006)	$(38,255)	$(55,135)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net income	$6,149	$30,943
Loss from discontinued operations	—	1,018
Gain on the sale of discontinued operations	—	(11,389)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	22,958	13,410
Amortization of intangible assets	11,152	955
Amortization of financing costs and note discounts	1,808	1,153
Amortization of program rights	14,937	10,600
Cash payments for programming	(16,072)	(11,296)
Loss on extinguishment of debt	—	871
Share of loss in equity investments	25	153
Deferred income taxes, net	3,803	12,391
Stock-based compensation	4,528	3,738
Loss from asset dispositions	182	3
Other, net	846	862
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,203	(3,592)
Other assets	(3,036)	(2,155)
Accounts payable	(6,479)	(1,557)
Accrued interest expense	4,510	(2,434)
Other liabilities and accrued expenses	(3,949)	(1,979)
Net cash provided by operating activities, continuing operations	42,565	41,695
Net cash used in operating activities, discontinued operations	—	(2,736)
Net cash provided by operating activities	42,565	38,959

INVESTING ACTIVITIES:
Capital expenditures	(14,170)	(13,716)
Change in restricted cash	—	255,159
Payments for business combinations, net of cash acquired	(9,824)	(33,500)
Proceeds from the sale of assets	34	1
Shortfall loans to joint venture with NBCUniversal	—	(1,680)
Capital contribution to joint venture with NBCUniversal	(100,000)	—
Net cash (used in) provided by investing activities, continuing operations	(123,960)	206,264
Net cash provided by investing activities, discontinued operations	—	29,520
Net cash (used in) provided by investing activities	(123,960)	235,784

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	1,156	352
Proceeds from borrowings on long-term debt	96,000	20,000
Principal payments on long-term debt	(41,617)	(297,415)
Payment of long-term debt issue costs	(652)	(199)
Treasury stock purchased	—	(6,500)
Net cash provided by (used in) financing activities	54,887	(283,762)

Net decrease in cash and cash equivalents	(26,508)	(9,019)
Cash and cash equivalents at the beginning of the period	46,307	18,057
Cash and cash equivalents at the end of the period	$19,799	$9,038

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN TV Corp.

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

LIN TV Corp. (“LIN TV”), together with its subsidiaries, including LIN Television Corporation (“LIN Television”), is a local multimedia company operating in the United States. LIN TV and its subsidiaries are affiliates of HM Capital Partners I LP (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN TV and all subsidiaries included in our consolidated financial statements.

Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. See Note 3—“Discontinued Operations” for further discussion of our discontinued operations.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and VIEs for which we are the primary beneficiary. We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”) or joint sales agreements (“JSAs”), to evaluate whether consolidation of entities party to such arrangements is required. All intercompany accounts and transactions have been eliminated. We conduct our business through LIN Television and its subsidiaries.  LIN TV has no operations or assets other than its investment in its subsidiaries. We operate in one reportable segment.

Joint Venture Sale Transaction and Merger

On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”).  SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).

SVH was a limited partner in a business that operated an NBC affiliate in Dallas and an NBC affiliate in San Diego pursuant to a management agreement. At the time of LIN Texas’s acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC (the “GECC Note”), and, in connection with SVH’s assumption of the GECC Note, LIN TV guaranteed the payment of the full amount of principal and interest on the GECC Note (the “GECC Guarantee”).

In addition, during 2009, 2010, 2011 and 2012, LIN Television entered into agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal caused to be provided to SVH certain unsecured shortfall funding loans (the “Shortfall Funding Loans”) on the basis of each party’s percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable associated with this transaction remaining as of June 30, 2013, approximately $115 million of which is expected to be extinguished as a result of the closing of the Agreement and Plan of Merger further described below.

Concurrent with the closing of the JV Sale Transaction, LIN TV entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”).  Pursuant to the Merger Agreement, which was approved by the shareholders of LIN TV on July 30, 2013, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock at the close of the Merger,  LIN TV realized a capital loss in the amount of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and, as a result, we expect to realize cash savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction. We expect to fund this tax liability during the fourth quarter of 2013 using a combination of cash on hand and amounts available under our revolving credit facility.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate VIEs when we are the primary beneficiary.

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the station expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$629	$418
Accounts receivable, net	6,675	6,021
Other assets	1,181	2,092
Total current assets	8,485	8,531
Property and equipment, net	3,277	3,190
Broadcast licenses and other intangible assets, net	45,870	46,604
Other assets	3,982	2,055
Total assets	$61,614	$60,380

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,193	$1,451
Accounts payable	1,219	—
Accrued expenses	978	425
Program obligations	2,004	2,185
Total current liabilities	5,394	4,061
Long-term debt, excluding current portion	4,092	3,950
Program obligations	1,798	1,967
Other liabilities	50,330	50,402
Total liabilities	$61,614	$60,380

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $50,330 and $50,402 as of June 30, 2013 and December 31, 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of June 30, 2013 and December 31, 2012, LIN Television has an option that it may exercise if the Federal Communications Commission (“FCC”) attribution rules change. The option would allow LIN Television to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), HYFN, Inc. (“HYFN”) and Dedicated Media, Inc. (“Dedicated Media”), which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2012	$3,242
Acquisition of redeemable noncontrolling interest	11,025
Net loss	(470)
Stock-based compensation	49
Balance as of June 30, 2013	$13,846

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, assumptions used to determine fair value of financial instruments, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator for EPS calculation:	2013	2012	2013	2012
Weighted-average common shares, basic	52,278	55,174	52,095	55,680
Effect of dilutive securities:
Stock options	3,317	1,126	3,311	1,279
Weighted-average common shares, diluted	55,595	56,300	55,406	56,959

We apply the treasury stock method to measure the dilutive effect of our outstanding stock option and restricted stock awards and include the respective common share equivalents in the denominator of our diluted EPS calculation.  Securities representing less than 0.1 million shares of common stock for the three and six months ended June 30, 2013, and 1.8 million shares of common stock for the three and six months ended June 30, 2012, were excluded from the computation of diluted EPS for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance effective January 1, 2013 and do not expect it to have a material impact on our impairment tests of indefinite-lived intangible assets.

Note 2 — Acquisitions

Dedicated Media, Inc.

On April 9, 2013, LIN Television acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company.  Dedicated Media is headquartered in Los Angeles, CA and employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.  The purchase price totaled $5.8 million, which was funded from cash on hand at the time of the acquisition.

Under the terms of our agreement with Dedicated Media, we agreed to purchase the remaining outstanding shares of Dedicated Media by no later than February 15, 2015 if Dedicated Media achieves both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit.  Our maximum potential obligation under the purchase agreement is $26 million.  If Dedicated Media does not meet the target EBITDA or target gross profit in 2014, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$7,524
Other intangible assets	4,620
Goodwill	1,796
Current liabilities	(4,354)
Noncontrolling interest	(3,834)
Total	$5,752

The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $3.9 million, completed technology of $0.5 million, and trademarks of $0.2 million . These intangible assets will be amortized over the estimated remaining useful lives of approximately 7 years for customer relationships, 4 years for completed technology and 2 years for trademarks.

HYFN, Inc.

On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  The purchase price totaled $7.2 million, $6.9 million of which was funded from cash on hand and $0.3 million was accrued at the time of the acquisition and is expected to be paid in accordance with the provisions of the purchase agreement during the first quarter of 2014.

Under the terms of our agreement with HYFN, we agreed to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the transaction agreements.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  Our maximum potential obligation under the terms of our agreement is approximately $62.4 million.  If HYFN does not meet the target EBITDA or target net revenues in 2015, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$3,938
Non-current assets	12
Other intangible assets	3,580
Goodwill	9,123
Current liabilities	(920)
Non-current liabilities	(1,324)
Noncontrolling interest	(7,191)
Total	$7,218

The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $2.4 million, completed technology of $1.1 million, and trademarks of $0.1 million . These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for customer relationships, 3 years for completed technology and 3 years for trademarks.

Goodwill of $1.8 million and $9.1 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisitions of Dedicated Media and HYFN, respectively.  None of the goodwill recognized in connection with the acquisitions of Dedicated Media and HYFN is deductible for tax purposes.

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of June 30, 2013 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of June 30, 2013, we believe that achieving the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of June 30, 2013.

New Vision Television, LLC

On October 12, 2012, LIN Television completed its acquisition of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Concurrent with the acquisition, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations (the “Vaughan Acquired Stations”) in three markets for $4.6 million from PBC Broadcasting, LLC (“PBC”).

LIN Television also agreed to provide certain services to the Vaughan Acquired Stations pursuant to JSAs and SSAs with Vaughan.  Under the JSAs and SSAs with Vaughan, we provide administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisition (in thousands):

Program rights assets	$2,040
Property and equipment	100,559
Broadcast licenses	133,120
Definite-lived intangible assets	55,837
Goodwill	64,589
Current liabilities	(417)
Non-current liabilities	(2,239)
Long-term debt assumed	(13,989)
Total	$339,500

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $30.8 million, favorable leases of $8.6 million, advertiser relationships of $6.1 million, retransmission consent agreements of $7 million, and other intangible assets of $3.3 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 2 years for network affiliations, 32 years for favorable leases, 10 years for advertiser relationships, 5 years for retransmission consent agreements, and a weighted average life of 6 years for other intangible assets.

ACME Television, LLC

On December 10, 2012, LIN Television acquired certain assets of the ACME Television, LLC (“ACME”) television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “ACME Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market. KASY, an unrelated third party, acquired the remaining assets of the ACME Acquired Stations, including the FCC license. The aggregate purchase price for the ACME Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

LIN Television also agreed to provide certain services to the ACME Acquired Stations pursuant to SSAs with KASY.  Under the SSAs with KASY, we provide administrative and technical services, supporting the business and operations of the ACME Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the ACME Acquired Stations.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and KASY in the acquisition (in thousands):

Current assets	$1,656
Non-current assets	1,968
Other intangible assets	12,898
Goodwill	5,331
Non-current liabilities	(2,858)
Total	$18,995

Goodwill of $64.6 million and $5.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill recognized in connection with the acquisitions of New Vision and ACME is deductible for tax purposes.

Net revenues and operating income of the television stations acquired during 2012 included in our consolidated statements of operations for the six months ended June 30, 2013 were $69.6 million and $1.2 million, respectively.

The provisional purchase price allocation for the acquisitions presented above is based upon all information available to us at the present time, and is based upon management’s preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is provisional pending our final determination of the fair values of the assets and liabilities, which we expect will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have a material impact on our depreciation and amortization expenses and future results of operations. During the three and six months ended June 30, 2013, certain measurement period adjustments were made to the initial allocation for the New Vision and ACME acquisitions performed in the fourth quarter of 2012, which were not material to the consolidated financial statements.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations as of June 30, 2012, assuming that the above acquisitions of television stations from New Vision and ACME, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands):

	Three Months Ended June, 30 2012	Six Months Ended June 30, 2012
Net revenue	$157,212	$293,168
Net income	$25,956	$25,911
Basic income per common share attributable to LIN TV Corp.	$0.47	$0.47
Diluted income per common share attributable to LIN TV Corp.	$0.46	$0.45

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011. The pro forma adjustments for the three and six months ended June 30, 2012 reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

Nami Media, Inc.

On November 22, 2011, LIN Television acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target EBITDA in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $37.4 million. Additionally, if Nami Media does not meet the target EBITDA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders’ shares is essentially outside of our control, because it is based on the achievement of target EBITDA in 2013. Therefore, the noncontrolling interest related to Nami Media as of June 30, 2013 and December 31, 2012 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of June 30, 2013, we believe that the fair value of the mandatory purchase obligation is zero and as a result, have not reflected this obligation in our consolidated financial statements.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media by the date set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBITDA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of June 30, 2013 and December 31, 2012.

LIN Digital

On October 2, 2009, LIN Television acquired Red McCombs Media, LP (“RMM”), an online advertising and media services company based in Austin, TX, which was rebranded as “LIN Digital” in the first quarter of 2013.  In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provided payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012.  During the second quarter of 2013, we paid $8.9 million related to this incentive compensation arrangement.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  During the six months ended June 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. During the three and six months ended June 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended June 30,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total

Net revenues	$—	$—	$—	$—	$418	$418
Operating income (loss)	—	—	—	16	(58)	(42)
Net income (loss)	—	—	—	22	(98)	(76)

	Six Months Ended June 30,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total

Net revenues	$—	$—	$—	$440	$2,193	$2,633
Operating loss	—	—	—	(393)	(1,166)	(1,559)
Net loss	—	—	—	(252)	(766)	(1,018)

Note 4 —Investments

Joint Venture with NBCUniversal

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method as we did not have a controlling interest. SVH holds a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.

As further described in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies,” on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. As a result of the JV Sale

Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

Note 5 — Intangible Assets

Goodwill totaled $203 million and $192.1 million at June 30, 2013 and December 31, 2012, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2013 was as follows (in thousands):

Goodwill
Balance as of December 31, 2012	$192,079
Acquisitions	10,919
Balance as of June 30, 2013	$202,998

The following table summarizes the carrying amounts of intangible assets (in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	85,950	(28,579)	75,625	(16,071)
Total	$622,465	$(28,579)	$612,140	$(16,071)

(1)                       Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

There were no events during the six months ended June 30, 2013 and June 30, 2012 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands)

	June 30,	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
$121,875 and $125,000 Term loans, net of discount of $390 and $435 as June 30, 2013 and December 31, 2012, respectively	121,485	124,565
$315,800 and $257,400 Incremental term loans, net of discount of $1,852 and $2,020 as of June 30,2013 and December 31, 2012, respectively	313,948	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,757	14,881
Other debt	4,748	5,401
Total debt	944,938	890,227
Less current portion	14,028	10,756
Total long-term debt	$930,910	$879,471

During the three and six months ended June 30, 2013, we paid $2.4 million and $4.7 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

In February 2013, pursuant to our existing credit agreement, we issued $60 million of new debt in the form of a tranche B-2 incremental term facility (the “Incremental Facility”).  The Incremental Facility is a five-year term loan facility and is subject to the terms of LIN Television’s existing credit agreement, dated as of October 26, 2011, as amended on December 24, 2012, by and among LIN Television, JP Morgan Chase Bank as Administrative Agent and the banks and other financial institutions party thereto (the “Credit Agreement”).  The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million transferred to SVH by LIN Television pursuant to the JV Sale Transaction.

During the six months ended June 30, 2012, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations, consisting of a write-down of deferred financing fees and unamortized discount related to the redemption of our 6 ½% Senior Subordinated Notes and our 6 ½% Senior Subordinated Notes — Class B (“6 ½% Senior Subordinated Notes”).

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Carrying amount	$930,181	$875,346
Fair value	948,519	910,500

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of June 30, 2013 and December 31, 2012 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
June 30, 2013:
Assets:
Deferred compensation related investments	$650	$2,887	$3,537

December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080

For level two investments, the fair value of our investments is based upon the fair value of the investments selected by employees.  For level three investments, the fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic pension cost (benefit):
Interest cost	$1,314	$1,364	$2,628	$2,728
Expected return on plan assets	(1,670)	(1,549)	(3,340)	(3,098)
Amortization of net loss	428	431	856	862
Net periodic cost	$72	$246	$144	$492
Contributions:
401(k) Plan	$1,092	$843	$2,424	$1,920
Defined contribution retirement plans	35	45	84	182
Defined benefit retirement plans	1,416	1,368	2,713	2,290
Total contributions	$2,543	$2,256	$5,221	$4,392

See Note 11 — “Retirement Plans” in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a full description of our retirement plans.

Note 9 — Restructuring

During the three and six months ended June 30, 2013, we recorded a restructuring charge of $0.4 million and $2.5 million, respectively, for severance and related costs as a result of the integration of the television stations acquired during 2012.  During the three and six months ended June 30, 2013, we made cash payments of $1.7 million and $2.3 million, respectively, related to these restructuring actions.  We expect to make cash payments of approximately $0.1 million during the remainder of 2013 related to these restructuring activities.

Also, during the year ended December 31, 2012, we recorded a restructuring charge of $2.4 million as a result of the consolidation of certain activities at our stations.  During the six months ended June 30, 2013, we made cash payments of $0.8 million related to these restructuring actions.  We do not expect to make significant cash payments during the remainder of the year with respect to such transactions, as the majority of the restructuring activities are complete as of the date of this report.

Severance and Related
Balance as of December 31, 2012	$717
Charges	2,523
Payments	(3,107)
Balance as of June 30, 2013	$133

Note 10 — Income Taxes

We recorded a provision for income taxes of $5.2 million and $4.2 million for the three and six months ended June 30, 2013, respectively, compared to a provision for income taxes of $10.1 million and $12.9 million for the three and six months ended June 30, 2012, respectively.  The decrease in the tax provision was primarily a result of the decrease in income from operations before taxes as compared to the same periods last year.  Our effective income tax rate was 40.4% and 38.6% for the six months ended June 30, 2013 and June 30, 2012, respectively.  The increase in the effective income tax rate was primarily due to certain acquisition related expenses incurred during the six months ended June 30, 2013 for which no tax benefit was recorded.  We expect our effective income tax rate to range between 38% and 40% during the remainder of 2013, exclusive of any impact of the discrete items described below.

As of December 31, 2012, we had a valuation allowance of $18.2 million offsetting certain state net operating loss carryforwards and other state deferred tax assets, as we concluded that it was more likely than not that these deferred tax assets would not be realized.  As of June 30, 2013, we believe that it is reasonably possible that some or all of this existing state valuation allowance may be reversed within the next twelve months, primarily due to the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards described above.  Although realization is not assured, we expect that any such changes could have a material impact on our annual effective tax rate.

As a result of the JV Sale Transaction, we recognized $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million was reflected in our consolidated financial statements for the year ended December 31, 2012.  During the first quarter of 2013, approximately $163 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction.  As a result of the close of the Merger on July 30, 2013, approximately $115 million of this tax liability is expected to be extinguished, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction.  For further discussion regarding the JV Sale Transaction and the Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies.”

Note 11 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of June 30, 2013 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming	Total

2013	$36,222	$30,372	$66,594
2014	35,451	20,709	56,160
2015	28,480	9,266	37,746
2016	13,585	5,503	19,088
2017	11,681	2,498	14,179
Thereafter	10,356	367	10,723
Total obligations	135,775	68,715	204,490
Less recorded contracts	—	(22,905)	(22,905)
Future contracts	$135,775	$45,810	$181,585

Contingencies

GECC Guarantee and the Merger

GECC provided secured debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was an obligation of the joint venture. As of December 31, 2012, we had a 20.38% equity interest in the joint venture and NBCUniversal had the remaining 79.62% equity interest, in which we and NBCUniversal each had a 50% voting interest. NBCUniversal operated two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in San Diego, pursuant to a management agreement. LIN TV had previously guaranteed the payment of principal and interest on the GECC Note.

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012, because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable remaining as of June 30, 2013, approximately $115 million of which is expected to be extinguished as a result of the Merger described below.

On February 12, 2013, we also announced that LIN TV entered into the Merger Agreement with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. On July 30, 2013, the shareholders of LIN TV approved the Merger and pursuant to the Merger Agreement, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock as of the close Merger, LIN TV realized a capital loss of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we expect to realize tax savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction. We expect to fund this tax liability during the fourth quarter of 2013 using a combination of cash on hand and amounts available under our revolving credit facility.

Litigation

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our websites. During the three and six months ended June 30, 2013, we incurred charges from the provider of $0.8 million and $1.7 million, respectively, and made cash payments to the provider of $0.5 million and $1.3 million, respectively, for web hosting services and website development and customization.  Additionally, during the three and six months ended June 30, 2012, we incurred charges from the provider of $0.4 million and $1.3 million, respectively, and made cash payments to the provider of $0.2 million and $0.7 million, respectively, for web hosting services and website development and customization.

Note 13 — Subsequent Events

On July 30, 2013, the shareholders of LIN TV approved the Merger and pursuant to the Merger Agreement, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock as of the close Merger, LIN TV realized a capital loss of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we expect to realize tax savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction.

Note 14 — Condensed Consolidating Financial Statements

LIN Television, a 100% owned subsidiary of LIN TV, is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, which are further described in Note 6 — “Debt”.  LIN TV fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of LIN TV, LIN Television, as the issuer, the guarantor subsidiaries, and the non-guarantor subsidiaries of LIN Television and the elimination entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

Condensed Consolidating Balance Sheet

As of June 30, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,962	$472	$1,365	$—	$19,799
Accounts receivable, net	—	84,014	31,979	16,949	—	132,942
Income taxes receivable	—	2,550	—	—	(2,550)	—
Deferred income tax assets	—	—	678	92	(381)	389
Other current assets	—	4,709	868	1,778	—	7,355
Total current assets	—	109,235	33,997	20,184	(2,931)	160,485
Property and equipment, net	—	189,748	37,484	4,972	—	232,204
Deferred financing costs	—	17,961	—	103	—	18,064
Goodwill	—	169,057	18,518	15,423	—	202,998
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	39,994	2,307	15,070	—	57,371
Advances to consolidated subsidiaries	—	5,503	1,171,482	—	(1,176,985)	—
Investment in consolidated subsidiaries	—	1,576,282	—	—	(1,576,282)	—
Other assets	—	54,366	2,721	1,553	(44,443)	14,197
Total assets	$—	$2,162,146	$1,760,323	$100,006	$(2,800,641)	$1,221,834

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$12,802	$—	$1,226	$—	$14,028
Accounts payable	—	8,603	4,570	3,081	—	16,254
Income taxes payable	—	—	162,795	39	(2,550)	160,284
Accrued expenses	—	49,256	6,767	2,083	—	58,106
Deferred income tax liabilities	—	381	—	—	(381)	—
Program obligations	—	5,872	1,113	2,004	—	8,989
Total current liabilities	—	76,914	175,245	8,433	(2,931)	257,661
Long-term debt, excluding current portion	—	927,243	—	3,667	—	930,910
Deferred income tax liabilities	—	20,960	29,504	1,286	—	51,750
Program obligations	—	2,008	267	1,798	—	4,073
Intercompany liabilities	—	1,171,482	1,006	4,497	(1,176,985)	—
Accumulated losses in excess of investment in consolidated subsidiaries	77,331	—	—	—	(77,331)	—
Other liabilities	—	40,870	55	44,443	(44,443)	40,925
Total liabilities	77,331	2,239,477	206,077	64,124	(1,301,690)	1,285,319

Redeemable noncontrolling interest	—	—	—	13,846	—	13,846

Total stockholders’ (deficit) equity	(77,331)	(77,331)	1,554,246	22,036	(1,498,951)	(77,331)

Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$—	$2,162,146	$1,760,323	$100,006	$(2,800,641)	$1,221,834

Condensed Consolidating Balance Sheet

As of December 31, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,625	$573	$1,109	$—	$46,307
Accounts receivable, net	—	87,103	31,144	7,903	—	126,150
Deferred income tax assets	—	67,412	—	97	(67,509)	—
Other current assets	—	4,850	554	1,459	—	6,863
Total current assets	—	203,990	32,271	10,568	(67,509)	179,320
Property and equipment, net	—	197,560	39,534	4,832	—	241,926
Deferred financing costs	—	19,020	—	115	—	19,135
Goodwill	—	169,057	18,518	4,504	—	192,079
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	48,897	2,775	7,882	—	59,554
Advances to consolidated subsidiaries	—	6,746	1,345,971	—	(1,352,717)	—
Investment in consolidated subsidiaries	—	1,554,903	—	—	(1,554,903)	—
Other assets	—	53,987	2,552	1,626	(45,280)	12,885
Total assets	$—	$2,254,160	$1,935,435	$72,228	$(3,020,409)	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$9,243	$—	$1,513	$—	$10,756
Accounts payable	—	14,335	3,385	1,235	—	18,955
Income taxes payable	—	372	394	—	—	766
Accrued expenses	—	37,020	115,605	621	—	153,246
Deferred income tax liabilities	—	—	235,728	—	(67,509)	168,219
Program obligations	—	7,479	1,106	2,185	—	10,770
Total current liabilities	—	68,449	356,218	5,554	(67,509)	362,712
Long-term debt, excluding current portion	—	875,512	—	3,959	—	879,471
Deferred income tax liabilities	—	10,910	29,000	646	—	40,556
Program obligations	—	2,222	92	1,967	—	4,281
Intercompany liabilities	—	1,345,971	3,842	2,904	(1,352,717)	—
Accumulated losses in excess of investment in consolidated subsidiaries	91,564	—	—	—	(91,564)	—
Other liabilities	—	42,660	56	45,280	(45,280)	42,716
Total liabilities	91,564	2,345,724	389,208	60,310	(1,557,070)	1,329,736

Redeemable noncontrolling interest	—	—	—	3,242	—	3,242

Total stockholders’ (deficit) equity	(91,564)	(91,564)	1,546,227	8,676	(1,463,339)	(91,564)

Total liabilities, redeemable noncontrolling interest and stockholders’ (deficit) equity	$—	$2,254,160	$1,935,435	$72,228	$(3,020,409)	$1,241,414

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net revenues	$—	$106,591	$46,653	$14,952	$(3,850)	$164,346

Operating expenses:
Direct operating	—	35,858	19,676	10,255	(2,166)	63,623
Selling, general and administrative	—	27,356	9,434	3,419	(169)	40,040
Amortization of program rights	—	5,532	1,409	211	—	7,152
Corporate	—	9,094	—	—	—	9,094
Depreciation	—	9,154	1,803	363	—	11,320
Amortization of intangible assets	—	4,443	234	1,046	—	5,723
Restructuring	—	391	—	—	—	391
Loss from asset dispositions	—	94	(7)	—	—	87
Operating income (loss)	—	14,669	14,104	(342)	(1,515)	26,916

Other expense (income):
Interest expense, net	—	14,164	—	110	154	14,428
Share of loss in equity investments	—	25	—	—	—	25
Gain on derivative instruments	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Intercompany fees and expenses	—	8,225	(8,225)	—	—	—
Other, net	—	84	—	—	—	84
Total other expense (income), net	—	22,498	(8,225)	110	154	14,537

(Loss) income from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	(7,829)	22,329	(452)	(1,669)	12,379
(Benefit from) provision for income taxes	—	(3,473)	8,932	(249)	—	5,210
Net (loss) income from continuing operations	—	(4,356)	13,397	(203)	(1,669)	7,169
Equity in income (loss) from operations of consolidated subsidiaries	7,475	11,831	—	—	(19,306)	—
Net income (loss)	7,475	7,475	13,397	(203)	(20,975)	7,169
Net loss attributable to noncontrolling interests	—	—	—	(306)	—	(306)
Net income (loss) attributable to LIN TV Corp.	$7,475	$7,475	$13,397	$103	$(20,975)	$7,475

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net income (loss)	$7,475	$7,475	$13,397	$(203)	$(20,975)	$7,169
Amortization of pension net losses, net of tax of $169	259	259	—	—	(259)	259
Comprehensive income (loss)	7,734	7,734	13,397	(203)	(21,234)	7,428
Comprehensive loss attributable to noncontrolling interest	—	—	—	(306)	—	(306)
Comprehensive income (loss) attributable to LIN TV Corp.	$7,734	$7,734	$13,397	$103	$(21,234)	$7,734

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net revenues	$—	$204,239	$85,637	$21,383	$(5,921)	$305,338

Operating expenses:
Direct operating	—	71,208	36,913	13,293	(3,223)	118,191
Selling, general and administrative	—	53,388	19,223	4,990	(263)	77,338
Amortization of program rights	—	11,014	2,899	1,024	—	14,937
Corporate	—	19,365	—	—	—	19,365
Depreciation	—	18,669	3,632	657	—	22,958
Amortization of intangible assets	—	8,904	467	1,781	—	11,152
Restructuring	—	2,523	—	—	—	2,523
Loss (gain) from asset dispositions	—	201	(19)	—	—	182
Operating income (loss)	—	18,967	22,522	(362)	(2,435)	38,692

Other expense (income):
Interest expense, net	—	27,978	—	218	103	28,299
Share of loss in equity investments		25				25
Intercompany fees and expenses	—	16,600	(16,600)	—	—	—
Other, net	—	60	—	—	—	60
Total other expense (income), net	—	44,663	(16,600)	218	103	28,384

(Loss) income from continuing operations before taxes and equity in (loss) income from operations of consolidated subsidiaries	—	(25,696)	39,122	(580)	(2,538)	10,308
(Benefit from) provision for income taxes	—	(10,936)	15,649	(554)	—	4,159
Net (loss) income from continuing operations	—	(14,760)	23,473	(26)	(2,538)	6,149
Equity in (loss) income from operations of consolidated subsidiaries	6,619	21,379	—	—	(27,998)	—
Net income (loss)	6,619	6,619	23,473	(26)	(30,536)	6,149
Net loss attributable to noncontrolling interests	—	—	—	(470)	—	(470)
Net income (loss) attributable to LIN TV Corp.	$6,619	$6,619	$23,473	$444	$(30,536)	$6,619

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net income (loss)	$6,619	$6,619	$23,473	$(26)	$(30,536)	$6,149
Amortization of pension net losses, net of tax of $338	518	518	—	—	(518)	518
Comprehensive income (loss)	7,137	7,137	23,473	(26)	(31,054)	6,667
Comprehensive loss attributable to noncontrolling interest	—	—	—	(470)	—	(470)
Comprehensive income (loss) attributable to LIN TV Corp.	$7,137	$7,137	$23,473	$444	$(31,054)	$7,137

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net revenues	$—	$77,075	$42,970	$1,905	$(934)	$121,016

Operating expenses:
Direct operating	—	21,439	15,364	1,186	(744)	37,245
Selling, general and administrative	—	18,378	9,360	484	(179)	28,043
Amortization of program rights	—	3,892	1,315	174	—	5,381
Corporate	—	7,699	520	—	—	8,219
Depreciation	—	4,697	1,889	65	—	6,651
Amortization of intangible assets	—	59	235	184	—	478
Loss (gain) from asset dispositions	—	5	(1)	—	—	4
Operating income	—	20,906	14,288	(188)	(11)	34,995

Other expense (income):
Interest expense, net	—	9,259	—	27	(20)	9,266
Share of loss in equity investments	—	62	—	—	—	62
Loss on extinguishment of debt	—	—	—	—	—	—
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	101	—	—	—	101
Total other expense (income), net	—	25,732	(16,310)	27	(20)	9,429

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(4,826)	30,598	(215)	9	25,566
(Benefit from) provision for income taxes	—	(2,039)	12,239	(91)	—	10,109
Net (loss) income from continuing operations	—	(2,787)	18,359	(124)	9	15,457
Income (loss) from discontinued operations, net	—	20	(80)	—	(16)	(76)
Gain from sale of discontinued operations, net	—	—	11,678	—	—	11,678
Equity in income (loss) from operations of consolidated subsidiaries	27,118	29,885	—	—	(57,003)	—
Net income (loss)	27,118	27,118	29,957	(124)	(57,010)	27,059
Net loss attributable to noncontrolling interests	—	—	—	(59)	—	(59)
Net income (loss) attributable to LIN TV Corp.	$27,118	$27,118	$29,957	$(65)	$(57,010)	$27,118

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net income (loss)	$27,118	$27,118	$29,957	$(124)	$(57,010)	$27,059
Amortization of pension net losses, net of tax of $170	261	261	—	—	(261)	261
Comprehensive income (loss)	27,379	27,379	29,957	(124)	(57,271)	27,320
Comprehensive loss attributable to noncontrolling interest	—	—	—	(59)	—	(59)
Comprehensive income (loss) attributable to LIN TV Corp.	$27,379	$27,379	$29,957	$(65)	$(57,271)	$27,379

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net revenues	$—	$144,404	$77,907	$3,602	$(1,697)	$224,216

Operating expenses:
Direct operating	—	42,602	28,756	2,546	(1,502)	72,402
Selling, general and administrative	—	37,064	18,666	994	(298)	56,426
Amortization of program rights	—	7,571	2,682	347	—	10,600
Corporate	—	14,035	930	—	—	14,965
Depreciation	—	9,530	3,757	123	—	13,410
Amortization of intangible assets	—	119	468	368	—	955
Loss (gain) from asset dispositions	—	4	(1)	—	—	3
Operating income	—	33,479	22,649	(776)	103	55,455

Other expense (income):
Interest expense, net	—	19,623	—	42	(29)	19,636
Share of loss in equity investments	—	153	—	—	—	153
Loss on extinguishment of debt	—	2,099	—	—	—	2,099
Intercompany fees and expenses	—	32,620	(32,620)	—	—	—
Other, net	—	87	1	—	—	88
Total other expense (income), net	—	54,582	(32,619)	42	(29)	21,976

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(21,103)	55,268	(818)	132	33,479
(Benefit from) provision for income taxes	—	(8,864)	22,107	(336)	—	12,907
Net (loss) income from continuing operations	—	(12,239)	33,161	(482)	132	20,572
Loss from discontinued operations, net	—	(251)	(744)	—	(23)	(1,018)
(Loss) gain on the sale of discontinued operations, net	—	(289)	11,678	—	—	11,389
Equity in income (loss) from operations of consolidated subsidiaries	31,384	44,163	—	—	(75,547)	—
Net income (loss)	31,384	31,384	44,095	(482)	(75,438)	30,943
Net loss attributable to noncontrolling interests	—	—	—	(441)	—	(441)
Net income (loss) attributable to LIN TV Corp.	$31,384	$31,384	$44,095	$(41)	$(75,438)	$31,384

Condensed Consolidating Statement of Comprehensive Income

For the Six Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
Net income (loss)	$31,384	$31,384	$44,095	$(482)	$(75,438)	$30,943
Amortization of pension net losses, net of tax of $340	522	522	—	—	(522)	522
Comprehensive income (loss)	31,906	31,906	44,095	(482)	(75,960)	31,465
Comprehensive loss attributable to noncontrolling interest	—	—	—	(441)	—	(441)
Comprehensive income (loss) attributable to LIN TV Corp.	$31,906	$31,906	$44,095	$(41)	$(75,960)	$31,906

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$47,935	$33,058	$578	$(39,006)	$42,565

INVESTING ACTIVITIES:
Capital expenditures	—	(11,372)	(1,569)	(1,229)	—	(14,170)
Payments for business combinations, net of cash acquired	—	(9,824)	—	—	—	(9,824)
Proceeds from the sale of assets	—	14	20	—	—	34
Capital contribution to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Advances on intercompany borrowings	—	(1,600)	—	—	1,600	—
Payments from intercompany borrowings	—	15,009	122,405	—	(137,414)	—
Net cash (used in) provided by investing activities	—	(7,773)	20,856	(1,229)	(135,814)	(123,960)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	1,156	—	—	—	1,156
Proceeds from borrowings on long-term debt	—	96,000	—	—	—	96,000
Principal payments on long-term debt	—	(40,924)	—	(693)	—	(41,617)
Payment of long-term debt issue costs	—	(652)	—	—	—	(652)
Payment of dividend	—	—	(39,006)	—	39,006	—
Proceeds from intercompany borrowings	—	—	—	1,600	(1,600)	—
Payments on intercompany borrowings	—	(122,405)	(15,009)	—	137,414	—
Net cash (used in) provided by financing activities	—	(66,825)	(54,015)	907	174,820	54,887

Net (decrease) increase in cash and cash equivalents	—	(26,663)	(101)	256	—	(26,508)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$—	$17,962	$472	$1,365	$—	$19,799

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in thousands)

	LIN TV Corp.	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN TV Corp. Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$55,345	$(13,103)	$(570)	$23	$41,695
Net cash used in operating activities, discontinued operations	—	(471)	(2,242)	—	(23)	(2,736)
Net cash provided by (used in) operating activities	—	54,874	(15,345)	(570)	—	38,959

INVESTING ACTIVITIES:
Capital expenditures	—	(9,195)	(3,463)	(1,058)	—	(13,716)
Change in restricted cash	—	255,159	—	—	—	255,159
Payments for business combinations, net of cash acquired	—	(33,500)	—	—	—	(33,500)
Proceeds from the sale of assets	—	—	1	—	—	1
Shortfall loan to joint venture with NBCUniversal	—	(1,680)	—	—	—	(1,680)
Advances on intercompany borrowings	—	(1,200)	—	—	1,200	—
Payments from intercompany borrowings	—	4,395	—	—	(4,395)	—
Net cash provided by (used in) investing activities, continuing operations	—	213,979	(3,462)	(1,058)	(3,195)	206,264
Net cash provided by investing activities, discontinued operations	—	6,314	23,206	—	—	29,520
Net cash provided by (used in) investing activities	—	220,293	19,744	(1,058)	(3,195)	235,784

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	352	—	—	—	352
Proceeds from borrowings on long-term debt	—	20,000	—	—	—	20,000
Principal payments on long-term debt	—	(297,268)	—	(147)	—	(297,415)
Payment of long-term debt issue costs	—	(199)	—	—	—	(199)
Treasury stock purchased	—	(6,500)	—	—	—	(6,500)
Proceeds from intercompany borrowings	—	—	—	1,200	(1,200)	—
Payments on intercompany borrowings	—	—	(4,395)	—	4,395	—
Net cash (used in) provided by financing activities	—	(283,615)	(4,395)	1,053	3,195	(283,762)

Net decrease in cash and cash equivalents	—	(8,448)	4	(575)	—	(9,019)
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057
Cash and cash equivalents at the end of the period	$—	$8,123	$657	$258	$—	$9,038

LIN TV Corp.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain.  Therefore, you should not place undue reliance upon such estimates and statements.  We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 (“10-K”).  Many of these factors are beyond our control.

Forward-looking statements contained herein speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

We own, operate or service 43 television stations and seven digital channels in 23 U.S. markets, with multiple network affiliates in 18 markets, along with a diverse portfolio of websites, apps and mobile products. Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers. Less significant revenues are generated from our television station websites, retransmission consent fees, interactive revenues and other revenues.

During the three and six months ended June 30, 2013, net revenues increased $43.3 million and $81.1 million compared to the same periods in 2012, primarily driven by an increase in our local revenues.  During the three and six months ended June 30, 2013, local revenues, which include net local advertising sales, retransmission consent fees and television station website revenues, increased $32.8 million and $64.5 million compared to the same periods last year.  In addition, national advertising sales increased $7.2 million and $13.5 million, respectively, during the three and six months ended June 30, 2013 compared to the same periods last year and interactive revenues increased $10.3 million and $12.4 million, respectively, during the three and six months ended June 30, 2013, compared to the same periods last year.

Excluding the impact of our 2012 station acquisitions and the 2013 acquisitions of HYFN, Inc. (“HYFN”) and Dedicated Media, Inc. (“Dedicated Media”), net revenues during the three months ended June 30, 2013 remained flat and increased $3.7 million during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television Corporation (“LIN Television”) and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”).  SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).  Also on February 12, 2013, we announced that we entered into an Agreement and Plan of Merger with LIN Media, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”) and subsequently completed this merger on July 30, 2013.  For further information, see Note 1—“Basis of Presentation and Summary of Significant Accounting Policies,” Note 11 — “Commitments and Contingencies” and Note 13 — “Subsequent Events” to our consolidated financial statements.

Critical Accounting Policies and Estimates

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those used for allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted during 2012 if a company has not yet performed its 2012 annual impairment test or issued its financial statements. We adopted this guidance effective January 1, 2013 and do not expect it to have a material impact on our impairment tests of indefinite-lived intangible assets.

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Local revenues	$107,058	$74,272	32,786	44%	$206,476	$141,931	64,545	45%
National advertising sales	32,572	25,402	7,170	28%	62,068	48,523	13,545	28%
Political advertising sales	1,508	7,645	(6,137)	-80%	2,017	10,581	(8,564)	-81%
Interactive revenues	20,837	10,520	10,317	98%	29,878	17,506	12,372	71%
Other revenues	2,371	3,177	(806)	-25%	4,899	5,675	(776)	-14%
Net revenues	164,346	121,016	43,330	36%	305,338	224,216	81,122	36%

Direct operating	63,623	37,245	26,378	71%	118,191	72,402	45,789	63%
Selling, general and administrative	40,040	28,043	11,997	43%	77,338	56,426	20,912	37%
Amortization of program rights	7,152	5,381	1,771	33%	14,937	10,600	4,337	41%
Corporate	9,094	8,219	875	11%	19,365	14,965	4,400	29%
Depreciation	11,320	6,651	4,669	70%	22,958	13,410	9,548	71%
Amortization of intangible assets	5,723	478	5,245	NM (1)	11,152	955	10,197	NM (1)
Restructuring	391	—	391	100%	2,523	—	2,523	100%
Loss from asset dispositions	87	4	83	NM (1)	182	3	179	NM (1)
Total operating expenses	137,430	86,021	51,409	60%	266,646	168,761	97,885	58%
Operating income	26,916	$34,995	(8,079)	-23%	$38,692	$55,455	(16,763)	-30%

(1)   Percentage change not meaningful

Period Comparison

Revenues

Net revenues consist primarily of local revenues (which include net local advertising sales, retransmission consent fees and television station website revenues), net national advertising sales, interactive revenues, and political advertising sales.  Other revenues include barter revenues, production revenues, tower rental income and station copyright royalties.

During the three months ended June 30, 2013 net revenues increased $43.3 million, or 36%, compared to the same period in the prior year, of which $36.1 million related to television stations acquired during 2012.  Excluding the impact of the television stations acquired during 2012, net revenues increased $7.2 million, primarily due to a $10.2 million increase in interactive revenues and a $4.9 million increase in local revenues.  These increases were partially offset by a $6.3 million decrease in political advertising sales and a $1.6 million decrease in other revenues.

During the six months ended June 30, 2013, net revenues increased by $81.1 million, or 36%, compared to the same period in the prior year, of which $69.6 million related to television stations acquired during 2012.  Excluding the impact of the television stations acquired during 2012, net revenues increased $11.5 million primarily due to a $12.1 million increase in interactive revenues and a $10.3 million increase in local revenues.  These increases were partially offset by an $8.7 million decrease in political advertising sales and a $2.5 million decrease in other revenues.

The increase in interactive revenues during both periods over the same periods in the prior year is primarily a result of $8.2 million in revenues generated by Dedicated Media and HYFN for the three and six months ended June 30, 2013 as well as continued growth in LIN Digital display revenues.  The growth in local revenues, excluding the impact of our stations acquired in 2012, is primarily the result of a growth in retransmission consent fee revenues as a result of contract renewals and contractual rate increases.

During the three and six months ended June 30, 2013, the automotive category, which represented 24% and 25%, respectively, of local and national advertising sales, decreased by 3% compared to the three and six months ended June 30, 2012, during which the automotive category represented 24%, for both periods, of local and national advertising sales.

Operating Expenses

Operating expenses increased $51.4 million and $97.9 million, or 60% and 58%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year, of which $42.4 million and $76.8 million of the increase for the three and six months ended June 30, 2013, respectively, related to our 2012 station acquisitions as well as the 2013 acquisitions of HYFN and Dedicated Media.  The increases during both periods were primarily due to increases in direct operating, selling general and administrative, depreciation and amortization expenses and corporate expenses.

Direct operating expenses increased $26.4 million and $45.8 million during the three and six months ended June 30, 2013, respectively, compared to the same periods last year, of which $19.8 million and $32.3 million, respectively, related to the 2012 station acquisitions as well as the 2013 acquisitions of HYFN and Dedicated Media. The remainder of the increase was primarily a result of an increase in fees pursuant to network affiliation agreements, growth in employee compensation expense and growth in cost of goods sold related to LIN Digital.

Selling, general and administrative, depreciation and amortization of intangible asset expenses increased $12 million, $4.7 million, and $5.2 million, respectively, during the three months ended June 30, 2013 as compared to the same period in the prior year and $20.9 million, $9.5 million and $10.2 million, respectively, during the six months ended June 30, 2013 as compared to the same period last year.  The increases in selling, general and administrative, depreciation and amortization expense for both periods are all primarily as a result of our 2012 station acquisitions as well as the 2013 acquisitions of HYFN and Dedicated Media.

Corporate expenses increased $0.9 million and $4.4 million during the three and six months ended June 30, 2013, respectively, primarily due to expenses incurred related to the JV Sale Transaction and the Merger with LIN LLC, as well as increases in employee compensation expense and acquisition related expenses compared to the same periods last year.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of other expense, net:
Interest expense, net	$14,428	$9,266	28,299	$19,636
Share of loss in equity investments	25	62	25	153
Loss on extinguishment of debt	—	—	—	2,099
Other expense, net	84	101	60	88
Total other expense, net	$14,537	$9,429	$28,384	$21,976

Other expense, net increased $5.1 million and $6.4 million, or 54% and 29% during the three and six months ended June 30, 2013 compared to the same periods last year, primarily due to an increase in interest expense as further described below, which was partially offset by a $2.1 million decrease in loss on extinguishment of debt, which was a result of the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of interest expense:
Senior secured credit facility	$4,885	$4,946	$9,270	$9,954
8 3/8% Senior Notes	4,346	4,301	8,693	8,648
6 3/8% Senior Subordinated Notes	4,927	—	9,800	—
6 1/2% Senior Subordinated Notes	—	—	—	595
6 1/2% Senior Subordinated Notes - Class B	—	—	—	306
Other	270	19	536	133
Total interest expense, net	$14,428	$9,266	$28,299	$19,636

Interest expense, net increased by $5.2 million and $8.7 million, or 56% and 44% during the three and six months ended June 30, 2013 compared to the same periods last year, primarily as a result of the interest incurred on our 6 3/8% Senior Notes, which were issued during the fourth quarter of 2012 to finance a portion of the consideration paid to acquire the New Vision and ACME television stations. This increase was partially offset by a decrease in interest expense due to the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012 as well as reductions in interest expense under our senior secured credit facility.

Provision for Income Taxes

Provision for income taxes decreased $4.9 million and $8.7 million for the three and six months ended June 30, 2013 compared to the same periods last year.  The decrease in the tax provision was primarily a result of the decrease in income from operations before taxes as compared to the same period last year.  Our effective income tax rate was 40.4% and 38.6% for the six months ended June 30, 2013 and June 30, 2012, respectively.  The increase in the effective income tax rate was primarily due to certain acquisition costs incurred during the six months ended June 30, 2013 for which no tax benefit is recorded.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of June 30, 2013 we had unrestricted cash and cash equivalents of $19.8 million, and a $75 million revolving credit facility, all of which was available, subject to certain covenant restrictions.  Our total outstanding debt as of June 30, 2013 was $944.9 million.

Joint Venture Sale Transaction and Merger

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.  For further information, refer to Note 1 — “Basis for Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies” to our consolidated financial statements.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we issued a $60 million incremental term loan, and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable remaining as of June 30, 2013, approximately $115 million of which is expected to be extinguished as a result of the Merger as described below.

Concurrent with the closing of the JV Sale Transaction, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”).  Pursuant to the Merger Agreement, which was approved by the shareholders of LIN TV on July 30, 2013, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger enabled LIN TV to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock at the time of the Merger, LIN TV realized a capital loss of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we expect to experience tax savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction. We expect to fund this tax liability during the second half of 2013 using a combination of cash on hand and amounts available under our revolving credit facility.

We have incurred approximately $1 million and $3 million in transaction costs during the three and six months ended June 30, 2013, respectively, and expect to incur additional costs of $2.5 - $3.5 million during the remainder of 2013 related to the JV Sale Transaction and the Merger.

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of June 30, 2013, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A.  “Risk Factors” in our 10-K and elsewhere herein.

Our liquidity position during 2013 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•                  Continued growth in local and interactive revenues.  During the three and six months ended June 30, 2013, our local revenues increased 44% and 45%, respectively, compared to the prior year.  Additionally, during the three and six months ended June 30, 2013, our interactive revenues increased 98% and 71%, respectively.  Excluding the impact of the stations acquired during 2012 as well as the acquisitions of HYFN and Dedicated Media, our local revenues increased 7% during the three and six months ended June 30, 2013 and our interactive revenues increased 19% and 23%, respectively, as compared to the same periods in the prior year.  We expect further growth in our local and interactive revenues, however, there can be no assurance that this will occur.

•                  Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three and six months ended June 30, 2013, our net political advertising sales were $1.5 million and $2 million, respectively, compared to $7.6 million and $10.6 million for the three and six months ended June 30, 2012.  We anticipate decreased advertising revenues during the remainder of 2013 as a result of these cyclical fluctuations.

•                  Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We expect to contribute $5.4 million to our pension plan and $5.3 million to our 401(k) Plan during 2013.

•                  Payments related to capital expenditures.  We expect to make cash payments of approximately $11 million - $16 million related to capital expenditures during the remainder of 2013, primarily as a result of completion of high definition broadcasting in some of our newly acquired markets and software development costs at our digital companies.

•                  Tax liability associated with the JV Sale Transaction.  We expect to fund any remaining tax liability associated with the JV Sale Transaction during the second half of 2013 using a combination of cash on hand and amounts available under our revolving credit facility.

•                  Other investments.  In connection with our acquisitions of Nami Media, Inc. (“Nami Media”) Dedicated Media, and HYFN, we may be required to purchase the remaining outstanding shares of these companies in 2014, 2015 and 2016, respectively, if certain financial targets as defined in each applicable purchase agreement are met.  Our maximum potential obligation under the Nami Media, HYFN and Dedicated Media agreements is $37.4 million, $62.4 million, and $26 million, respectively.  For further information see Note 2 — “Acquisitions” included in our 10-K.

Contractual Obligations

The following table summarizes the estimated future cash payments related to amendments to certain program obligations and operating contracts since December 31, 2012.

				2018 and
	2013	2014-2015	2016-2017	thereafter	Total

Program payments(1)	$30,372	$29,975	$8,001	$367	$68,715
Operating agreements(2)	36,222	63,931	25,266	10,356	135,775

(1)         We have entered into commitments for future syndicated news, entertainment and sports programming. We have $13.1 million of program obligations outstanding as of June 30, 2013 and unrecorded commitments of $45.8 million for programming that is not available to air as of June 30, 2013.

(2)     We have entered into a variety of agreements for services used in the operation of our stations including ratings services, consulting and research services, news video services, news weather services, marketing services and other operating contracts under non-cancelable operating agreements.

Other than as shown above, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012	2013 vs 2012

Net cash provided by operating activities	$42,565	$38,959	$3,606
Net cash (used in) provided by investing activities	(123,960)	235,784	(359,744)
Net cash provided by (used in) financing activities	54,887	(283,762)	338,649
Net decrease in cash and cash equivalents	$(26,508)	$(9,019)	$(17,489)

Net cash provided by operating activities increased $3.6 million to $42.6 million for the six months ended June 30, 2013, compared to net cash provided by operating activities of $39 million for the six months ended June 30, 2012.  The increase is primarily attributable to an increase in net revenues of $81.1 million, which was partially offset by an increase in direct operating, selling, general and administrative and corporate expenses of $71.1 million and a $8.7 million increase in interest expense as compared to the six months ended June 30, 2012.

Net cash used in investing activities was $124 million for the six months ended June 30, 2013, compared to net cash provided by investing activities of $235.8 million for the six months ended June 30, 2012.  The net cash provided by investing activities during the six months ended June 30, 2012 was primarily attributable to a decrease in restricted cash that had been placed on irrevocable deposit as of December 31, 2011 and was subsequently used to fund the aggregate redemption price of our 6 1/2% Senior Subordinated Notes in January 2012.  In addition, we received approximately $29.5 million of net cash proceeds related to the divestiture of substantially all of the assets of WWHO-TV and WUPW-TV during the six months ended June 30, 2012.  The cash used in investing activities during the six months ended June 30, 2013 was primarily a result of the $100 million capital contribution made to the joint venture in February 2013 in connection with the JV Sale Transaction, $14.2 million of capital expenditures, and approximately $9.8 million in cash payments related to the acquisitions of Dedicated Media and HYFN in April 2013, net of cash acquired.

Net cash provided by financing activities was $54.9 million for the six months ended June 30, 2013, compared to net cash used in financing activities of $283.8 million during the six months ended June 30, 2012.  The increase is primarily attributable to the redemption of $252 million of our 6 1/2%Senior Subordinated Notes during the six months ended June 30, 2012 as well as an increase in proceeds from borrowings on long-term debt due to the new $60 million term loan entered into during the six months ended June 30, 2013 in connection with the JV Sale Transaction.

Description of Indebtedness

We guarantee all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2012 (the 6 3/8% Senior Notes) on a joint-and-several basis.

Debt consisted of the following (in thousands)

	June 30,	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving loans	$—	$—
$121,875 and $125,000 Term loans, net of discount of $390 and $435 as of June 30, 2013 and December 31, 2012, respectively	121,485	124,565
$315,800 and $257,400 Incremental term loans, net of discount of $1,852 and $2,020 as of June 30, 2013 and December 31, 2012, respectively	313,948	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,757	14,881
Other debt	4,748	5,401
Total debt	944,938	890,227
Less current portion	14,028	10,756
Total long-term debt	$930,910	$879,471

Total debt	$944,938	$890,227
Cash and cash equivalents	(19,799)	(46,307)
Consolidated net debt(1)	$925,139	$843,920

(1)                  Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents.  For the purpose of our debt covenant calculations, our senior secured credit facility permits a maximum of $45 million to be offset against total debt in arriving at consolidated net debt.  For purposes of the table above, we have subtracted the total balance of our cash and cash equivalents as of June 30, 2013 and December 31, 2012 in arriving at consolidated net debt. Consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

During the three and six months ended June 30, 2013, we paid $2.4 million and $4.7 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

See Note 7 — “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, there has been no significant change in our exposure to market risk from those disclosed in our 10-K. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 10-K.

Item 4. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No further estimates of possible losses or range of losses can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I Item 1A.  “Risk Factors” in our 10-K, which could materially affect our business, financial condition or future results.

We may not realize the anticipated benefits of the Merger because of, among other reasons, changes in tax laws.

We have presented in this Report on Form 10-Q the anticipated benefits of the Merger.  Many factors could affect the outcome of the Merger, and some or all of the anticipated benefits of the Merger may not occur. The consequence of LIN TV’s conversion of its form of organization from a corporation into a limited liability company structure in connection with the Merger had the effect of classifying it as a partnership for federal income tax purposes. Such partnership classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV recognized a loss in its 100% equity interest in LIN Television (its sole asset at the time of the Merger).

Each LIN TV stockholder should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in LIN LLC common shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis and changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible for us to realize all or any of the anticipated benefits of the Merger.

Further, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, it is possible that our assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS may assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended, and/or Treasury regulations and could require that items of income, gain, loss, deductions or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects stockholders.

Our defined benefit pension plan obligations are currently underfunded, and we may have to make significant cash payments to this plan, which would reduce the cash available for our business.

We have unfunded obligations under our defined benefit pension plan.  The funded status of the defined benefit pension plan depends on such factors as asset returns, market interest rates, legislative changes and funding regulations.  Our future required cash contributions and pension costs to the plan could increase if: (i) the returns on the assets of our plan were to decline in future periods; (ii) market interest rates were to decline; (iii) the Pension Benefit Guaranty Corporation (‘‘PBGC’’) were to require additional contributions to the plan as a result of acquisitions; or (iv) other actuarial assumptions were to be modified.  Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.  The need to make contributions, which may be substantial, to such plan may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facility, the 8 3/8% Senior Notes and the 6 3/8% Senior Notes or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plan under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plan continues. In the event a defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits —

3.1

Certificate of Formation of LIN Media LLC, dated as of February 11, 2013, filed as Exhibit 3.1 to the Registration Statement on Form S-4 of LIN Media LLC (Registration No. 333-188297) and incorporated by reference herein.

3.2

Amended and Restated Limited Liability Company Agreement of LIN Media LLC, filed as Exhibit 3.1 to the Current Report on Form 8-K12B (filed as of July 31, 2013 (File No. 001-36032) and incorporated by reference herein).

3.3

Second Amended and Restated Certificate of Incorporation of LIN TV Corp., as amended (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed as of August 9, 2004 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.4

Third Amended and Restated Bylaws of LIN TV Corp., filed as Exhibit 3.2 (filed as Exhibit 3.2 to our Report on Form 10-K filed as of March 14, 2008 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

3.5

Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended September 30, 2003 (File No. 000-25206) and incorporated by reference herein).

3.6

Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (Registration No. 333-54003) and incorporated by reference herein).

4.1

Specimen of stock certificate representing LIN TV Corp. Class A Common stock, par value $.01 per share (filed as Exhibit 4.1 to LIN TV Corp.’s Registration Statement on Form S-1 (Registration No. 333-83068) and incorporated by reference herein).

10.1

Incremental Term Loan Activation Notice Tranche B-2 Term Facility, dated as of February 12, 2013, by and between LIN Television and Deutsche Bank Trust Company Americas filed as Exhibit 10.1 to our Current Report on Form 8-K (filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206) and incorporated by reference herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN TV Corp.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN TV Corp.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN TV Corp.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*                                        Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18, as amended, of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN TV Corp. and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN TV CORP.
LIN TELEVISION CORPORATION

Dated:	August 9, 2013
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Dated:	August 9, 2013
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation

Consolidated Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,799	$46,307
Accounts receivable, less allowance for doubtful accounts (2013 - $3,858; 2012 - $3,599)	132,942	126,150
Deferred income tax assets	389	—
Other current assets	7,355	6,863
Total current assets	160,485	179,320
Property and equipment, net	232,204	241,926
Deferred financing costs	18,064	19,135
Goodwill	202,998	192,079
Broadcast licenses, net	536,515	536,515
Other intangible assets, net	57,371	59,554
Other assets	14,197	12,885
Total assets (a)	$1,221,834	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$14,028	$10,756
Accounts payable	16,254	18,955
Income taxes payable	160,284	766
Accrued expenses	58,106	153,246
Deferred income tax liabilities	—	168,219
Program obligations	8,989	10,770
Total current liabilities	257,661	362,712
Long-term debt, excluding current portion	930,910	879,471
Deferred income tax liabilities	51,750	40,556
Program obligations	4,073	4,281
Other liabilities	40,925	42,716
Total liabilities (a)	1,285,319	1,329,736

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	13,846	3,242

LIN Television Corp. stockholder’s deficit:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parents company’s stock, at cost	(21,984)	(21,984)
Additional paid-in capital	1,137,335	1,130,239
Accumulated deficit	(1,157,816)	(1,164,435)
Accumulated other comprehensive loss	(34,866)	(35,384)
Total stockholder’s deficit	(77,331)	(91,564)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$1,221,834	$1,241,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)         Our consolidated assets as of June 30, 2013 and December 31, 2012 include total assets of: $61,614 and $60,380, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $45,870 and $46,604 and program rights of: $2,680 and $2,060 as of June 30, 2013 and December 31, 2012, respectively. Our consolidated liabilities as of June 30, 2013 and December 31, 2012 include $5,999 and $5,440, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $3,802 and $4,152, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

LIN Television Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net revenues	$164,346	$121,016	$305,338	$224,216

Operating expenses:
Direct operating	63,623	37,245	118,191	72,402
Selling, general and administrative	40,040	28,043	77,338	56,426
Amortization of program rights	7,152	5,381	14,937	10,600
Corporate	9,094	8,219	19,365	14,965
Depreciation	11,320	6,651	22,958	13,410
Amortization of intangible assets	5,723	478	11,152	955
Restructuring charge	391	—	2,523	—
Loss from asset dispositions	87	4	182	3
Operating income	26,916	34,995	38,692	55,455

Other expense:
Interest expense, net	14,428	9,266	28,299	19,636
Share of loss in equity investments	25	62	25	153
Loss on extinguishment of debt	—	—	—	2,099
Other expense, net	84	101	60	88
Total other expense, net	14,537	9,429	28,384	21,976

Income before provision for income taxes	12,379	25,566	10,308	33,479
Provision for income taxes	5,210	10,109	4,159	12,907
Income from continuing operations	7,169	15,457	6,149	20,572
Discontinued operations:
Loss from discontinued operations, net of a provision for (benefit from) income taxes of $34 and $(541) for the three and six months ended June 30, 2012, respectively	—	(76)	—	(1,018)
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,306 and $6,223 for the three and six months ended June 30, 2012, respectively	—	11,678	—	11,389
Net income	7,169	27,059	6,149	30,943
Net loss attributable to noncontrolling interests	(306)	(59)	(470)	(441)
Net income attributable to LIN TV Corp.	$7,475	$27,118	$6,619	$31,384

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$7,169	$27,059	$6,149	$30,943
Amortization of pension net losses, reclassified, net of tax of $169 and $170 for the three months ended June 30, 2013 and 2012, respectively, and $338 and $340 for the six months ended June 30, 2013 and 2012, respectively	259	261	518	522
Comprehensive income	7,428	27,320	6,667	31,465
Comprehensive loss attributable to noncontrolling interest	(306)	(59)	(470)	(441)
Comprehensive income attributable to LIN TV Corp.	$7,734	$27,379	$7,137	$31,906

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholders’ Deficit

(unaudited)

(in thousands, except share data)

			Investment in Parent Company’s	Additional		Accumulated Other	Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Amortization of pension net losses, net of tax of $338	—	—	—	—	—	518	518
LIN TV Corp. class A common stock issued pursuant to employee benefit plans	—	—	—	456	—	—	456
LIN TV Corp. class A common stock issued pursuant to exercise of stock options	—	—	—	703	—	—	703
Tax benefit from exercise of stock options	—	—	—	1,497	—	—	1,497
Stock-based compensation	—	—	—	4,440	—	—	4,440
Purchase of LIN TV Corp. class A common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	6,619	—	6,619
Balance as of June 30, 2013	1,000	$—	$(21,984)	$1,137,335	$(1,157,816)	$(34,866)	$(77,331)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statement of Stockholder’s Deficit

(unaudited)

(in thousands, except share data)

			Investment in
	Common Stock		Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $340	—	—	—	—	—	522	522
LIN TV Corp. class A common stock issued pursuant to employee benefit plans	—	—	—	294	—	—	294
LIN TV Corp. class A common stock issued pursuant to exercise of stock options	—	—	—	59	—	—	59
Stock-based compensation	—	—	—	3,738	—	—	3,738
Purchase of LIN TV Corp. class A common stock	—	—	(6,500)	—	—	—	(6,500)
Net income attributable to LIN Television Corporation	—	—	—	—	31,384	—	31,384
Balance as of June 30, 2012	1,000	$—	$(17,098)	$1,126,224	$(1,126,006)	$(38,255)	$(55,135)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net income	$6,149	$30,943
Loss from discontinued operations	—	1,018
Gain on the sale of discontinued operations	—	(11,389)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	22,958	13,410
Amortization of intangible assets	11,152	955
Amortization of financing costs and note discounts	1,808	1,153
Amortization of program rights	14,937	10,600
Cash payments for programming	(16,072)	(11,296)
Loss on extinguishment of debt	—	871
Share of loss in equity investments	25	153
Deferred income taxes, net	3,803	12,391
Stock-based compensation	4,528	3,738
Loss from asset dispositions	182	3
Other, net	846	862
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,203	(3,592)
Other assets	(3,036)	(2,155)
Accounts payable	(6,479)	(1,557)
Accrued interest expense	4,510	(2,434)
Other liabilities and accrued expenses	(3,949)	(1,979)
Net cash provided by operating activities, continuing operations	42,565	41,695
Net cash used in operating activities, discontinued operations	—	(2,736)
Net cash provided by operating activities	42,565	38,959

INVESTING ACTIVITIES:
Capital expenditures	(14,170)	(13,716)
Change in restricted cash	—	255
Payments for business combinations, net of cash acquired	(9,824)	(33,500)
Proceeds from the sale of assets	34	1
Shortfall loans to joint venture with NBCUniversal	—	(1,680)
Capital contribution to joint venture with NBCUniversal	(100,000)	—
Net cash (used in) provided by investing activities, continuing operations	(123,960)	206,264
Net cash provided by investing activities, discontinued operations	—	29,520
Net cash (used in) provided by investing activities	(123,960)	235,784

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	1,156	352
Proceeds from borrowings on long-term debt	96,000	20,000
Principal payments on long-term debt	(41,617)	(297,415)
Payment of long-term debt issue costs	(652)	(199)
Treasury stock purchased	—	(6,500)
Net cash provided by (used in) financing activities	54,887	(283,762)

Net decrease in cash and cash equivalents	(26,508)	(9,019)
Cash and cash equivalents at the beginning of the period	46,307	18,057
Cash and cash equivalents at the end of the period	$19,799	$9,038

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

LIN Television Corporation (“LIN Television”), together with its subsidiaries, is a local multimedia company operating in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners I LP (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN Television and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN TV Corp. (“LIN TV”).

LIN TV has no independent assets or operations and guarantees all of our debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee our Senior Secured Credit Facility, 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”) and 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis, subject to customary release provisions.

Our consolidated financial statements reflect the operations of WWHO-TV in Columbus, OH and WUPW-TV in Toledo, OH as discontinued for all periods presented. See Note 3—“Discontinued Operations” for further discussion of our discontinued operations.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and VIEs for which we are the primary beneficiary. We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”) or joint sales agreements (“JSAs”), to evaluate whether consolidation of entities party to such arrangements is required. All intercompany accounts and transactions have been eliminated.  We conduct our business through our subsidiaries and have no operations or assets other than our investment in our subsidiaries and equity-method investments. We operate in one reportable segment.

Joint Venture Sale Transaction and Merger

On February 12, 2013, we, along with LIN TV and our wholly-owned subsidiary, LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into and closed a transaction agreement (the “Transaction Agreement”) with NBC Telemundo License LLC, a Delaware limited liability company (“NBC”), NBCU New LLC I, a Delaware limited liability company, NBCU New LLC II, a Delaware limited liability company, General Electric Company, a New York corporation (“GE”), General Electric Capital Corporation, a Delaware corporation (“GECC” and together with GE, the “GE Parties”), National Broadcasting Company Holding, Inc., a Delaware corporation, Comcast Corporation, a Pennsylvania corporation (“Comcast”), NBCUniversal Media, LLC, a Delaware limited liability company (“NBCUniversal”), Lone Star SPV, LLC, a Delaware limited liability company and Station Venture Holdings, LLC, a Delaware limited liability company (“SVH”).  SVH held a 99.75% interest in Station Venture Operations, LP (“SVO”), which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture. The Transaction Agreement effected a series of transactions related to the ownership and sale of LIN Texas’s 20.38% equity interest in SVH, a joint venture in which NBC, an affiliate of NBCUniversal, held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”).

SVH was a limited partner in a business that operated an NBC affiliate in Dallas and an NBC affiliate in San Diego pursuant to a management agreement. At the time of LIN Texas’s acquisition of its interest in SVH in 1998, GECC provided secured debt financing to SVH in the form of a $815.5 million non-amortizing senior secured note due 2023 to GECC (the “GECC Note”), and, in connection with SVH’s assumption of the GECC Note, LIN TV guaranteed the payment of the full amount of principal and interest on the GECC Note (the “GECC Guarantee”).

In addition, during 2009, 2010, 2011 and 2012, we entered into agreements with SVH, the GE Parties and NBCUniversal pursuant to which LIN Television, the GE Parties and NBCUniversal caused to be provided to SVH certain unsecured shortfall funding loans (the

“Shortfall Funding Loans”) on the basis of each party’s percentage of equity interest in SVH in order to fund interest payments on the GECC Note.

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable associated with this transaction remaining as of June 30, 2013, approximately $115 million of which is expected to be extinguished as a result of the closing of the Agreement and Plan of Merger further described below.

Concurrent with the closing of the JV Sale Transaction, LIN TV entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”).  Pursuant to the Merger Agreement, which was approved by the shareholders of LIN TV on July 30, 2013, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock at the close of the Merger,  LIN TV realized a capital loss in the amount of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and, as a result, we expect to realize cash savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction. We expect to fund this tax liability during the fourth quarter of 2013 using a combination of cash on hand and amounts available under our revolving credit facility.

Variable Interest Entities

In determining whether we are the primary beneficiary of a VIE for financial reporting purposes, we consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate VIEs when we are the primary beneficiary.

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the station expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$629	$418
Accounts receivable, net	6,675	6,021
Other assets	1,181	2,092
Total current assets	8,485	8,531
Property and equipment, net	3,277	3,190
Broadcast licenses and other intangible assets, net	45,870	46,604
Other assets	3,982	2,055
Total assets	$61,614	$60,380

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,193	$1,451
Accounts payable	1,219	—
Accrued expenses	978	425
Program obligations	2,004	2,185
Total current liabilities	5,394	4,061
Long-term debt, excluding current portion	4,092	3,950
Program obligations	1,798	1,967
Other liabilities	50,330	50,402
Total liabilities	$61,614	$60,380

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $50,330 and $50,402 as of June 30, 2013 and December 31, 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of June 30, 2013 and December 31, 2012, we have an option that we may exercise if the Federal Communications Commission (“FCC”) attribution rules change. The option would allow us to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), HYFN, Inc. (“HYFN”) and Dedicated Media, Inc. (“Dedicated Media”), which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2012	$3,242
Acquisition of redeemable noncontrolling interest	11,025
Net loss	(470)
Stock-based compensation	49
Balance as of June 30, 2013	$13,846

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, assumptions used to determine fair value of financial instruments, amortization and impairment of program rights and intangible assets, stock-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In July 2012, there were revisions to the accounting standard for impairment tests of indefinite-lived intangible assets other than goodwill. Under the revised standard a company can first perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. A company can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets, and can also bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance effective January 1, 2013 and do not expect it to have a material impact on our impairment tests of indefinite-lived intangible assets.

Note 2 — Acquisitions

Dedicated Media, Inc.

On April 9, 2013, we acquired a 60% interest (calculated on a fully diluted basis) in Dedicated Media, a multi-channel advertisement buying and optimization company.  Dedicated Media is headquartered in Los Angeles, CA and employs new technologies to create, plan and execute digital marketing campaigns on behalf of its clients.  The purchase price totaled $5.8 million, which was funded from cash on hand at the time of the acquisition.

Under the terms of our agreement with Dedicated Media, we agreed to purchase the remaining outstanding shares of Dedicated Media by no later than February 15, 2015 if Dedicated Media achieves both (i) a target earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) a target gross profit in 2014, as outlined in the purchase agreement.  The purchase price of these shares is based on multiples of Dedicated Media’s 2014 EBITDA and gross profit.  Our maximum potential obligation under the purchase agreement is $26 million.  If Dedicated Media does not meet the target EBITDA or target gross profit in 2014, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$7,524
Other intangible assets	4,620
Goodwill	1,796
Current liabilities	(4,354)
Noncontrolling interest	(3,834)
Total	$5,752

The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $3.9 million, completed technology of $0.5 million, and trademarks of $0.2 million . These intangible assets will be amortized over the estimated remaining useful lives of approximately 7 years for customer relationships, 4 years for completed technology and 2 years for trademarks.

HYFN, Inc.

On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  The purchase price totaled $7.2 million, $6.9 of which was funded from cash on hand and $0.3 million was accrued at the time of the acquisition and is expected to be paid in accordance with the provisions of the purchase agreement during the first quarter of 2014.

Under the terms of our agreement with HYFN, we agreed to purchase the remaining outstanding shares of HYFN by no later than February 15, 2016 if HYFN achieves both (i) a target EBITDA and (ii) target net revenues in 2015, as outlined in the transaction agreements.  The purchase price of these shares is based on multiples of HYFN’s 2015 net revenue and EBITDA.  Our maximum potential obligation under the terms of our agreement is approximately $62.4 million.  If HYFN does not meet the target EBITDA or target net revenues in 2015, we have the option to purchase the remaining outstanding shares using the same purchase price multiple.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$3,938
Non-current assets	12
Other intangible assets	3,580
Goodwill	9,123
Current liabilities	(920)
Non-current liabilities	(1,324)
Noncontrolling interest	(7,191)
Total	$7,218

The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $2.4 million, completed technology of $1.1 million, and trademarks of $0.1 million . These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for customer relationships, 3 years for completed technology and 3 years for trademarks.

Goodwill of $1.8 million and $9.1 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisitions of Dedicated Media and HYFN, respectively.  None of the goodwill recognized in connection with the acquisitions of Dedicated Media and HYFN is deductible for tax purposes.

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of June 30, 2013 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of June 30, 2013, we believe that achieving the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of June 30, 2013.

New Vision Television, LLC

On October 12, 2012, we completed its acquisition of television stations in eight markets that were previously owned by affiliates of New Vision Television, LLC (“New Vision”) for $334.9 million, subject to certain post-closing adjustments, and including the assumption of $14.3 million of finance lease obligations.  Concurrent with the acquisition, Vaughan, a third-party licensee, completed its acquisition of separately owned television stations (the “Vaughan Acquired Stations”) in three markets for $4.6 million from PBC Broadcasting, LLC (“PBC”).

We also agreed to provide certain services to the Vaughan Acquired Stations pursuant to JSAs and SSAs with Vaughan.  Under the JSAs and SSAs with Vaughan, we provide administrative and technical services, supporting the business and operation of the Vaughan Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the Vaughan Acquired Stations.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisition (in thousands):

Program rights assets	$2,040
Property and equipment	100,559
Broadcast licenses	133,120
Definite-lived intangible assets	55,837
Goodwill	64,589
Current liabilities	(417)
Non-current liabilities	(2,239)
Long-term debt assumed	(13,989)
Total	$339,500

The amount allocated to definite-lived intangible assets represents the estimated fair values of network affiliations of $30.8 million, favorable leases of $8.6 million, advertiser relationships of $6.1 million, retransmission consent agreements of $7 million, and other intangible assets of $3.3 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 2 years for network affiliations, 32 years for favorable leases, 10 years for advertiser relationships, 5 years for retransmission consent agreements, and a weighted average life of 6 years for other intangible assets.

ACME Television, LLC

On December 10, 2012, we acquired certain assets of the ACME Television, LLC (“ACME”) television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “ACME Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market. KASY, an unrelated third party, acquired the remaining assets of the ACME Acquired Stations, including the FCC license. The aggregate purchase price for the ACME Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

We also agreed to provide certain services to the ACME Acquired Stations pursuant to SSAs with KASY.  Under the SSAs with KASY, we provide administrative and technical services, supporting the business and operations of the ACME Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the ACME Acquired Stations.

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and KASY in the acquisition (in thousands):

Current assets	$1,656
Non-current assets	1,968
Other intangible assets	12,898
Goodwill	5,331
Non-current liabilities	(2,858)
Total	$18,995

Goodwill of $64.6 million and $5.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill recognized in connection with the acquisitions of New Vision and ACME is deductible for tax purposes.

Net revenues and operating income of the television stations acquired during 2012 included in our consolidated statements of operations for the six months ended June 30, 2013 were $69.6 million and $1.2 million, respectively.

The provisional purchase price allocation for the acquisitions presented above is based upon all information available to us at the present time, and is based upon management’s preliminary estimates of the fair values using valuation techniques including income, cost and market approaches. The purchase price allocation is provisional pending our final determination of the fair values of the assets and liabilities, which we expect will occur within twelve months following the acquisition. Upon the completion of the final purchase price allocation, any reallocation of fair values to the assets acquired and liabilities assumed in the acquisitions could have a material impact on our depreciation and amortization expenses and future results of operations. During the three and six months ended June 30, 2013, certain measurement period adjustments were made to the initial allocation for the New Vision and ACME acquisitions performed in the fourth quarter of 2012, which were not material to the consolidated financial statements.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations as of June 30, 2012, assuming that the above acquisitions of television stations from New Vision and ACME, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands):

	Three Months Ended June, 30 2012	Six Months Ended June 30, 2012
Net revenue	$157,212	$293,168
Net income	$25,956	$25,911
Basic income per common share attributable to LIN TV Corp.	$0.47	$0.47
Diluted income per common share attributable to LIN TV Corp.	$0.46	$0.45

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011. The pro forma adjustments for the three and six months ended June 30, 2012 reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

Nami Media, Inc.

On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target EBITDA in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $37.4 million. Additionally, if Nami Media does not meet the target EBITDA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders’ shares is essentially outside of our control, because it is based on the achievement of target EBITDA in 2013. Therefore, the noncontrolling interest related to Nami Media as of June 30, 2013 and December 31, 2012 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of June 30, 2013, we believe that the fair value of the mandatory purchase obligation is zero and as a result, have not reflected this obligation in our consolidated financial statements.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media by the date set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBITDA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of June 30, 2013 and December 31, 2012.

LIN Digital

On October 2, 2009, we acquired Red McCombs Media, LP (“RMM”), an online advertising and media services company based in Austin, TX, which was rebranded as “LIN Digital” in the first quarter of 2013.  In connection with the acquisition, we entered into an incentive compensation arrangement with certain key members of management. The arrangement provided payments to those employees based on a computation of EBITDA generated by LIN Digital during 2012.  During the second quarter of 2013, we paid $8.9 million related to this incentive compensation arrangement.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  During the six months ended June 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. During the three and six months ended June 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations (in thousands):

	Three Months Ended June 30,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total

Net revenues	$—	$—	$—	$—	$418	$418
Operating income (loss)	—	—	—	16	(58)	(42)
Net income (loss)	—	—	—	22	(98)	(76)

	Six Months Ended June 30,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total

Net revenues	$—	$—	$—	$440	$2,193	$2,633
Operating loss	—	—	—	(393)	(1,166)	(1,559)
Net loss	—	—	—	(252)	(766)	(1,018)

Note 4 — Investments

Joint Venture with NBCUniversal

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method as we did not have a controlling interest. SVH holds a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.

As further described in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies,” on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

Note 5 — Intangible Assets

Goodwill totaled $203 million and $192.1 million at June 30, 2013 and December 31, 2012, respectively. The change in the carrying amount of goodwill during the six months ended June 30, 2013 was as follows (in thousands):

Goodwill
Balance as of December 31, 2012	$192,079
Acquisitions	10,919
Balance as of June 30, 2013	$202,998

The following table summarizes the carrying amounts of intangible assets (in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	85,950	(28,579)	75,625	(16,071)
Total	$622,465	$(28,579)	$612,140	$(16,071)

(1)                       Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

There were no events during the six months ended June 30, 2013 and June 30, 2012 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

Debt consisted of the following (in thousands)

	June 30,	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
$121,875 and $125,000 Term loans, net of discount of $390 and $435 as June 30, 2013 and December 31, 2012, respectively	121,485	124,565
$315,800 and $257,400 Incremental term loans, net of discount of $1,852 and $2,020 as of June 30,2013 and December 31, 2012, respectively	313,948	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,757	14,881
Other debt	4,748	5,401
Total debt	944,938	890,227
Less current portion	14,028	10,756
Total long-term debt	$930,910	$879,471

During the three and six months ended June 30, 2013, we paid $2.4 million and $4.7 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

In February 2013, pursuant to our existing credit agreement, we issued $60 million of new debt in the form of a tranche B-2 incremental term facility (the “Incremental Facility”).  The Incremental Facility is a five-year term loan facility and is subject to the terms of our existing credit agreement, dated as of October 26, 2011, as amended on December 24, 2012, by and among LIN Television, JP Morgan Chase Bank as Administrative Agent and the banks and other financial institutions party thereto (the “Credit Agreement”).  The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million transferred to SVH by LIN Television pursuant to the JV Sale Transaction.

During the six months ended June 30, 2012, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations, consisting of a write-down of deferred financing fees and unamortized discount related to the redemption of our 6 ½% Senior Subordinated Notes and our 6 ½% Senior Subordinated Notes — Class B (“6 ½% Senior Subordinated Notes”).

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Carrying amount	$930,181	$875,346
Fair value	948,519	910,500

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of June 30, 2013 and December 31, 2012 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
June 30, 2013:
Assets:
Deferred compensation related investments	$650	$2,887	$3,537

December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080

For level two investments, the fair value of our investments is based upon the fair value of the investments selected by employees.  For level three investments, the fair value of our deferred compensation related investments is based on the cash surrender values of life insurance policies underlying our supplemental income deferral plan.

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic pension cost (benefit):
Interest cost	$1,314	$1,364	$2,628	$2,728
Expected return on plan assets	(1,670)	(1,549)	(3,340)	(3,098)
Amortization of net loss	428	431	856	862
Net periodic cost	$72	$246	$144	$492
Contributions:
401(k) Plan	$1,092	$843	$2,424	$1,920
Defined contribution retirement plans	35	45	84	182
Defined benefit retirement plans	1,416	1,368	2,713	2,290
Total contributions	$2,543	$2,256	$5,221	$4,392

See Note 11 — “Retirement Plans” in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a full description of our retirement plans.

Note 9 — Restructuring

During the three and six months ended June 30, 2013, we recorded a restructuring charge of $0.4 million and $2.5 million, respectively, for severance and related costs as a result of the integration of the television stations acquired during 2012.  During the three and six months ended June 30, 2013, we made cash payments of $1.7 million and $2.3 million, respectively, related to these restructuring actions.  We expect to make cash payments of approximately $0.1 million during the remainder of 2013 related to these restructuring activities.

Also, during the year ended December 31, 2012, we recorded a restructuring charge of $2.4 million as a result of the consolidation of certain activities at our stations.  During the six months ended June 30, 2013, we made cash payments of $0.8 million related to these restructuring actions.  We do not expect to make significant cash payments during the remainder of the year with respect to such transactions, as the majority of the restructuring activities are complete as of the date of this report.

Severance and Related
Balance as of December 31, 2012	$717
Charges	2,523
Payments	(3,107)
Balance as of June 30, 2013	$133

Note 10 — Income Taxes

We recorded a provision for income taxes of $5.2 million and $4.2 million for the three and six months ended June 30, 2013, respectively, compared to a provision for income taxes of $10.1 million and $12.9 million for the three and six months ended June 30,

2012, respectively.  The decrease in the tax provision was primarily a result of the decrease in income from operations before taxes as compared to the same periods last year.  Our effective income tax rate was 40.4% and 38.6% for the six months ended June 30, 2013 and June 30, 2012, respectively.  The increase in the effective income tax rate was primarily due to certain acquisition related expenses incurred during the six months ended June 30, 2013 for which no tax benefit was recorded.  We expect our effective income tax rate to range between 38% and 40% during the remainder of 2013, exclusive of any impact of the discrete items described below.

As of December 31, 2012, we had a valuation allowance of $18.2 million offsetting certain state net operating loss carryforwards and other state deferred tax assets, as we concluded that it was more likely than not that these deferred tax assets would not be realized.  As of June 30, 2013, we believe that it is reasonably possible that some or all of this existing state valuation allowance may be reversed within the next twelve months, primarily due to the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards described above.  Although realization is not assured, we expect that any such changes could have a material impact on our annual effective tax rate.

As a result of the JV Sale Transaction, we recognized $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively, in excess of those which were previously established. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million was reflected in our consolidated financial statements for the year ended December 31, 2012.  During the first quarter of 2013, approximately $163 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction.  As a result of the close of the Merger on July 30, 2013, approximately $115 million of this tax liability is expected to be extinguished, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction.  For further discussion regarding the JV Sale Transaction and the Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies.”

Note 11 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of June 30, 2013 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming	Total

2013	$36,222	$30,372	$66,594
2014	35,451	20,709	56,160
2015	28,480	9,266	37,746
2016	13,585	5,503	19,088
2017	11,681	2,498	14,179
Thereafter	10,356	367	10,723
Total obligations	135,775	68,715	204,490
Less recorded contracts	—	(22,905)	(22,905)
Future contracts	$135,775	$45,810	$181,585

Contingencies

GECC Guarantee and the Merger

GECC provided secured debt financing for the joint venture between NBCUniversal and us, in the form of an $815.5 million non-amortizing senior secured note due 2023 bearing interest at an initial rate of 8% per annum until March 1, 2013 and 9% per annum thereafter. The GECC Note was an obligation of the joint venture. As of December 31, 2012, we had a 20.38% equity interest in the joint venture and NBCUniversal had the remaining 79.62% equity interest, in which we and NBCUniversal each had a 50% voting interest. NBCUniversal operated two television stations, KXAS-TV, an NBC affiliate in Dallas, and KNSD-TV, an NBC affiliate in

San Diego, pursuant to a management agreement. LIN TV had previously guaranteed the payment of principal and interest on the GECC Note.

On February 12, 2013, we, along with our wholly-owned subsidiary, LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1.00. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012, because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable remaining as of June 30, 2013, approximately $115 million of which is expected to be extinguished as a result of the Merger described below.

On February 12, 2013, we also announced that LIN TV entered into the Merger Agreement with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. On July 30, 2013, the shareholders of LIN TV approved the Merger and pursuant to the Merger Agreement, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock as of the close Merger, LIN TV realized a capital loss of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we expect to realize tax savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction. We expect to fund this tax liability during the fourth quarter of 2013 using a combination of cash on hand and amounts available under our revolving credit facility.

Litigation

We are involved in various claims and lawsuits that are generally incidental to our business. We are vigorously contesting all of these matters. The outcome of any current or future litigation cannot be accurately predicted. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) there is a wide range of potential outcomes. Although the outcome of these and other legal proceedings cannot be predicted, we believe that their ultimate resolution will not have a material adverse effect on us.

Note 12 — Related Party

We have a non-controlling investment in an interactive service provider that hosts our websites. During the three and six months ended June 30, 2013, we incurred charges from the provider of $0.8 million and $1.7 million, respectively, and made cash payments to the provider of $0.5 million and $1.3 million, respectively, for web hosting services and website development and customization.  Additionally, during the three and six months ended June 30, 2012, we incurred charges from the provider of $0.4 million and $1.3 million, respectively, and made cash payments to the provider of $0.2 million and $0.7 million, respectively, for web hosting services and website development and customization.

Note 13 — Subsequent Events

On July 30, 2013, the shareholders of LIN TV approved the Merger and pursuant to the Merger Agreement, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and such change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

As a result of the average of LIN TV’s opening and closing trading prices of its stock as of the close Merger, LIN TV realized a capital loss of approximately $316 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses will be used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we expect to realize tax savings of approximately $115 million, resulting in a remaining tax liability of approximately $48 million associated with the JV Sale Transaction.