Form 10-Q
period 2013-09-30
LIN Media LLC
filed 2013-11-12
CIK 1575571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

701 Brazos Street, Suite 800
Austin, Texas 78701
(Address of principal executive offices)

(512) 380-4400
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

LIN Media LLC Class A common shares, outstanding as of November 8, 2013: 33,980,943 shares.
LIN Media LLC Class B common shares, outstanding as of November 8, 2013: 20,901,726 shares.
LIN Media LLC Class C common shares, outstanding as of November 8, 2013: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding as of November 8, 2013: 1,000 shares.

EXPLANATORY NOTE

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN Media LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”), with LIN LLC as the surviving entity (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “Merger Agreement”).  Entry into the Merger Agreement had previously been reported by LIN TV on its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2013.

LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor issuer to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to LIN LLC, we, us, or the Company in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

LIN Media LLC
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,717	$46,307
Accounts receivable, less allowance for doubtful accounts (2013 - $3,676; 2012 - $3,599)	131,160	126,150
Deferred income tax assets	3,562	—
Other current assets	7,070	6,863
Total current assets	169,509	179,320
Property and equipment, net	227,422	241,491
Deferred financing costs	17,256	19,135
Goodwill	203,470	192,514
Broadcast licenses, net	536,515	536,515
Other intangible assets, net	52,141	59,554
Other assets	11,075	12,885
Total assets (a)	$1,217,388	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$15,801	$10,756
Accounts payable	13,072	18,955
Income taxes payable	31,019	766
Accrued expenses	50,988	153,246
Deferred income tax liabilities	—	168,219
Program obligations	7,933	10,770
Total current liabilities	118,813	362,712
Long-term debt, excluding current portion	926,551	879,471
Deferred income tax liabilities	44,182	40,556
Program obligations	3,597	4,281
Other liabilities	37,708	42,716
Total liabilities (a)	1,130,851	1,329,736

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	13,442	3,242

LIN Media LLC members’ equity (deficit):
Class A common shares, 100,000,000 shares authorized, Issued: 38,929,602 and 35,672,528 shares as of September 30, 2013 and December 31, 2012, respectively. Outstanding: 33,483,657 and 30,724,869 shares as of September 30, 2013 and December 31, 2012, respectively (b)	622,170	313
Class B common shares, 50,000,000 shares authorized, 20,901,726 and 23,401,726 shares as of September 30, 2013 and December 31, 2012, respectively, issued and outstanding; convertible into an equal number of shares of class A common or class C common shares (b)	518,394	235
Class C common shares, 50,000,000 shares authorized, 2 shares as of September 30, 2013 and December 31, 2012, issued and outstanding; convertible into an equal number of shares of class A common shares (b)	—	—
Treasury shares, 4,947,659 shares of class A common shares as of September 30, 2013 and December 31, 2012, at cost	(21,984)	(21,984)
Additional paid-in capital (b)	—	1,129,691
Accumulated deficit	(1,010,878)	(1,164,435)
Accumulated other comprehensive loss	(34,607)	(35,384)
Total members’ equity (deficit)	73,095	(91,564)
Total liabilities, redeemable noncontrolling interest and members’ equity (deficit)	$1,217,388	$1,241,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)
Our consolidated assets as of September 30, 2013 and December 31, 2012 include total assets of: $61,124 and $60,380, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $45,343 and $46,604 and program rights of: $2,351 and $2,060 as of September 30, 2013 and December 31, 2012, respectively. Our consolidated liabilities as of September 30, 2013 and December 31, 2012 include $4,930 and $4,577, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $3,128 and $4,152, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

(b)
In conjunction with the Merger of LIN TV with and into LIN LLC on July 30, 2013, LIN LLC was deemed the successor reporting entity to LIN TV. As such, the additional paid-in capital amount within LIN LLC's members' equity as of September 30, 2013 has been allocated to the Class A and B share balances to conform to LIN LLC's basis of presentation as a limited liability company. For purposes of LIN TV's stockholders' deficit balance as of December 31, 2012, LIN TV's class A, B and C common stock had a par value of $0.01 per share that is not reflected as of September 30, 2013, as each class represents a limited liability interest in LIN Media LLC.

LIN Media LLC
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenues	$163,110	$133,076	$468,448	$357,292

Operating expenses:
Direct operating	62,504	38,152	180,695	110,554
Selling, general and administrative	41,319	28,365	118,657	84,791
Amortization of program rights	7,605	5,612	22,542	16,212
Corporate	10,682	9,264	30,047	24,229
Depreciation	11,429	6,824	34,387	20,234
Amortization of intangible assets	5,886	507	17,038	1,462
Restructuring charge	468	—	2,991	—
(Gain) loss from asset dispositions	(9)	(15)	173	(12)
Operating income	23,226	44,367	61,918	99,822

Other expense:
Interest expense, net	13,976	9,310	42,275	28,946
Share of loss in equity investments	—	4,156	25	4,309
Loss on extinguishment of debt	—	—	—	2,099
Other expense, net	2,055	88	2,115	176
Total other expense, net	16,031	13,554	44,415	35,530

Income before (benefit from) provision for income taxes	7,195	30,813	17,503	64,292
(Benefit from) provision for income taxes	(139,313)	11,194	(135,154)	24,101
Income from continuing operations	146,508	19,619	152,657	40,191
Discontinued operations:
Loss from discontinued operations, net of a benefit from income taxes of $541	—	—	—	(1,018)
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,223	—	—	—	11,389
Net income	146,508	19,619	152,657	50,562
Net loss attributable to noncontrolling interests	(430)	(40)	(900)	(481)
Net income attributable to LIN Media LLC	$146,938	$19,659	$153,557	$51,043

Basic income per common share attributable to LIN Media LLC:
Income from continuing operations attributable to LIN Media LLC	$2.78	$0.37	$2.93	$0.74
Loss from discontinued operations, net of tax	—	—	—	(0.02)
Gain on the sale of discontinued operations, net of tax	—	—	—	0.21
Net income attributable to LIN Media LLC	$2.78	$0.37	$2.93	$0.93

Weighted-average number of common shares outstanding used in calculating basic income per common share	52,791	53,066	52,328	54,715

Diluted income per common share attributable to LIN Media LLC:
Income from continuing operations attributable to LIN Media LLC	$2.63	$0.36	$2.77	$0.73
Loss from discontinued operations, net of tax	—	—	—	(0.02)
Gain on the sale of discontinued operations, net of tax	—	—	—	0.20
Net income attributable to LIN Media LLC	$2.63	$0.36	$2.77	$0.91

Weighted-average number of common shares outstanding used in calculating diluted income per common share	55,855	54,353	55,378	55,989

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$146,508	$19,619	$152,657	$50,562
Amortization of pension net losses, reclassified, net of tax of $169 for the three months ended September 30, 2013 and 2012 and $507 and $509 for the nine months ended September 30, 2013 and 2012, respectively	259	262	777	784
Comprehensive income	146,767	19,881	153,434	51,346
Comprehensive loss attributable to noncontrolling interest	(430)	(40)	(900)	(481)
Comprehensive income attributable to LIN Media LLC	$147,197	$19,921	$154,334	$51,827

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Members’ Equity
(unaudited)
(in thousands)

							Accumulated
	Common Shares			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Shares	Paid-In	Accumulated	Comprehensive	Members'
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Equity
Balance as of December 31, 2012	$313	$235	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Amortization of pension net losses, net of tax of $507	—	—	—	—	—	—	777	777
Class A common shares issued pursuant to employee benefit plans	1	—	—	—	487	—	—	488
Class A common shares issued pursuant to exercise of share options	3	—	—	—	963	—	—	966
Conversion of class B common shares to class A common shares	26	(26)	—	—	—	—	—	—
Tax benefit from exercise of share options	—	—	—	—	2,180	—	—	2,180
Share-based compensation	—	—	—	—	6,691	—	—	6,691
Net income attributable to LIN Media LLC	—	—	—	—	—	153,557	—	153,557
Effect of the Merger	621,827	518,185	—	—	(1,140,012)	—	—	—
Balance as of September 30, 2013	$622,170	$518,394	$—	$(21,984)	$—	$(1,010,878)	$(34,607)	$73,095

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Members’ Deficit
(unaudited)
(in thousands)

							Accumulated
	Common Shares			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Shares	Paid-In	Accumulated	Comprehensive	Members'
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	$309	$235	$—	$(10,598)	$1,121,589	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $509	—	—	—	—	—	—	784	784
Class A common shares issued pursuant to employee benefit plans	1	—	—	—	461	—	—	462
Class A common shares issued pursuant to exercise of share options	1	—	—	—	191	—	—	192
Share-based compensation	—	—	—	—	5,256	—	—	5,256
Repurchase of class A common shares	—	—	—	(11,386)	—	—	—	(11,386)
Net income attributable to LIN Media LLC	—	—	—	—	—	51,043	—	51,043
Balance as of September 30, 2012	$311	$235	$—	$(21,984)	$1,127,497	$(1,106,347)	$(37,993)	$(38,281)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net income	$152,657	$50,562
Loss from discontinued operations	—	1,018
Gain on the sale of discontinued operations	—	(11,389)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	34,387	20,234
Amortization of intangible assets	17,038	1,462
Amortization of financing costs and note discounts	2,723	1,746
Amortization of program rights	22,542	16,212
Cash payments for programming	(23,994)	(17,202)
Loss on extinguishment of debt	—	871
Share of loss in equity investments	25	4,309
Deferred income taxes, net	(7,144)	23,256
Extinguishment of income tax liability related to the Merger	(132,542)	—
Share-based compensation	6,766	5,308
Loss (gain) from asset dispositions	173	(12)
Other, net	1,291	1,293
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,191	(6,371)
Other assets	(597)	(1,634)
Accounts payable	(9,609)	(3,730)
Accrued interest expense	3,761	1,865
Other liabilities and accrued expenses	(12,163)	121
Net cash provided by operating activities, continuing operations	58,505	87,919
Net cash used in operating activities, discontinued operations	—	(2,736)
Net cash provided by operating activities	58,505	85,183

INVESTING ACTIVITIES:
Capital expenditures	(21,671)	(19,337)
Change in restricted cash	—	255,159
Payments for business combinations, net of cash acquired	(10,082)	(34,325)
Proceeds from the sale of assets	76	62
Shortfall loans to joint venture with NBCUniversal	—	(2,292)
Capital contribution to joint venture with NBCUniversal	(100,000)	—
Net cash (used in) provided by investing activities, continuing operations	(131,677)	199,267
Net cash provided by investing activities, discontinued operations	—	29,520
Net cash (used in) provided by investing activities	(131,677)	228,787

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,450	652
Tax benefit from exercises of share options	2,180	—
Proceeds from borrowings on long-term debt	101,000	20,000
Principal payments on long-term debt	(49,394)	(308,128)
Payment of long-term debt issue costs	(654)	(359)
Treasury shares purchased	—	(11,386)
Net cash provided by (used in) financing activities	54,582	(299,221)

Net (decrease) increase in cash and cash equivalents	(18,590)	14,749
Cash and cash equivalents at the beginning of the period	46,307	18,057
Cash and cash equivalents at the end of the period	$27,717	$32,806
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

LIN Media LLC (“LIN LLC”), together with its subsidiaries, including LIN Television Corporation, a Delaware corporation (“LIN Television”), is a local multimedia company operating in the United States. LIN LLC and its subsidiaries are affiliates of HM Capital Partners I LP (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN LLC and all subsidiaries included in our consolidated financial statements.

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “Merger Agreement”).  Entry into the Merger Agreement had previously been announced by LIN TV on its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2013.

LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to "LIN LLC," "we," "us," or the "Company" in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

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

We conduct our business through LIN Television and its subsidiaries.  Prior to the Merger, LIN TV had no operations or assets other than its investments in its subsidiaries.  Subsequent to the merger and consistent with its classification as a partnership for federal income tax purposes, LIN LLC has separate operations relating to the administration of the partnership.  The consolidated financial statements of LIN LLC represent its own operations and the consolidated operations of LIN Television, which remains a corporation after the Merger.  We operate in one reportable segment.

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

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable associated with this transaction remaining, $132.5 million of which was extinguished as a result of the closing of the Agreement and Plan of Merger further described below.

Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the Merger Agreement with LIN LLC as described above. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

Based on an average of the opening and closing trading prices of LIN TV's class A common stock at the consummation of the Merger,  LIN TV realized a capital loss in the amount of approximately $344 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013.  The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and, as a result, we realized cash savings of $132.5 million, resulting in a remaining tax liability of $30.5 million associated with the JV Sale Transaction. We made estimated state and federal tax payments to settle $29 million of this tax liability during October 2013 and expect to fund the remaining liability when it becomes due in November 2013.

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the stations' expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$453	$418
Accounts receivable, net	7,452	6,021
Other assets	1,078	2,092
Total current assets	8,983	8,531
Property and equipment, net	3,063	3,190
Broadcast licenses and other intangible assets, net	45,343	46,604
Other assets	3,735	2,055
Total assets	$61,124	$60,380

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,216	$1,451
Accounts payable	668	—
Accrued expenses	1,134	425
Program obligations	1,597	2,185
Total current liabilities	4,615	4,061
Long-term debt, excluding current portion	3,765	3,950
Program obligations	1,531	1,967
Other liabilities	51,213	50,402
Total liabilities	$61,124	$60,380

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $51.2 million and $50.4 million as of September 30, 2013 and December 31, 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of September 30, 2013 and December 31, 2012, LIN Television has an option that it may exercise if the Federal Communications Commission (“FCC”) attribution rules change. The option would allow LIN Television to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), HYFN, Inc. (“HYFN”) and Dedicated Media, Inc. (“Dedicated Media”), which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2012	$3,242
Acquisition of redeemable noncontrolling interest	11,025
Net loss	(900)
Share-based compensation	75
Balance as of September 30, 2013	$13,442

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, assumptions used to determine fair value of financial instruments, amortization and impairment of program rights and intangible assets, share-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Net Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing income attributable to common shareholders by the number of weighted-average outstanding common shares.  Diluted EPS reflects the effect of the assumed exercise of share options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator for EPS calculation:	2013	2012	2013	2012
Weighted-average common shares, basic	52,791	53,066	52,328	54,715
Effect of dilutive securities:
Share options	3,064	1,287	3,050	1,274
Weighted-average common shares, diluted	55,855	54,353	55,378	55,989

We apply the treasury stock method to measure the dilutive effect of our outstanding share options and restricted share awards and include the respective common share equivalents in the denominator of our diluted EPS calculation.  Securities representing 0.1 million and 2.5 million common shares for the three months ended September 30, 2013 and 2012, respectively, and 0.1 million and 1.7 million common shares for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted EPS for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Recently Issued Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice.

This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

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

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$7,315
Equipment	158
Other intangible assets	4,620
Goodwill	1,796
Current liabilities	(4,303)
Noncontrolling interest	(3,834)
Total	$5,752

The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $3.9 million, completed technology of $0.5 million, and trademarks of $0.2 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 7 years for customer relationships, 4 years for completed technology and 2 years for trademarks.

HYFN, Inc.

On April 4, 2013, LIN Television acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  The purchase price totaled $7.2 million, $6.9 million of which was funded from cash on hand and $0.3 million was accrued at the time of the acquisition and is expected to be paid in accordance with the provisions of the purchase agreement during the fourth quarter of 2013.

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

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$3,759
Non-current assets	13
Equipment	179
Other intangible assets	3,580
Goodwill	9,160
Current liabilities	(920)
Non-current liabilities	(1,361)
Noncontrolling interest	(7,191)
Total	$7,219

The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $2.4 million, completed technology of $1.1 million, and trademarks of $0.1 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for customer relationships, 3 years for completed technology and 3 years for trademarks.

Goodwill of $1.8 million and $9.2 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisitions of Dedicated Media and HYFN, respectively.  None of the goodwill recognized in connection with the acquisitions of Dedicated Media and HYFN is deductible for tax purposes.

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of September 30, 2013 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of September 30, 2013, we believe that achieving the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of September 30, 2013.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisition (in thousands):

Program rights assets	$2,040
Property and equipment	100,124
Broadcast licenses	133,120
Definite-lived intangible assets	55,837
Goodwill	65,024
Current liabilities	(417)
Non-current liabilities	(2,239)
Long-term debt assumed	(13,989)
Total	$339,500

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

ACME Television, LLC

On December 10, 2012, LIN Television acquired certain assets of the ACME Television, LLC (“ACME”) television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “ACME Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market. KASY, an unrelated third party, acquired the remaining assets of the ACME Acquired Stations, including the FCC licenses. The aggregate purchase price for the ACME Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

LIN Television also agreed to provide certain services to the ACME Acquired Stations pursuant to SSAs with KASY.  Under the SSAs with KASY, we provide administrative and technical services, supporting the business and operations of the ACME Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the ACME Acquired Stations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and KASY in the acquisition (in thousands):

Current assets	$1,656
Non-current assets	1,968
Other intangible assets	12,898
Goodwill	5,331
Non-current liabilities	(2,858)
Total	$18,995

Goodwill of $65 million and $5.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill recognized in connection with the acquisitions of New Vision and ACME is deductible for tax purposes.

Net revenues and operating income of the television stations acquired during 2012 included in our consolidated statements of operations for the nine months ended September 30, 2013 were $105.5 million and $2.5 million, respectively.

During the three and nine months ended September 30, 2013, certain measurement period adjustments were made to the initial allocation performed in the fourth quarter of 2012 for the New Vision acquisition and the New Vision and ACME acquisitions, respectively, which were not material to the consolidated financial statements.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations as of September 30, 2012, assuming that the above acquisitions of television stations from New Vision and ACME, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net revenue	$169,954	$463,122
Net income	$19,044	$45,211
Basic income per common share attributable to LIN Media LLC	$0.36	$0.83
Diluted income per common share attributable to LIN Media LLC	$0.35	$0.81

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011. The pro forma adjustments for the three and nine months ended September 30, 2012 reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

Nami Media, Inc.

On November 22, 2011, LIN Television acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target EBITDA in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $37.4 million. Additionally, if Nami Media does not meet the target EBITDA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders’ shares is essentially outside of our control, because it is based on the achievement of target EBITDA in 2013. Therefore, the noncontrolling interest related to Nami Media as of September 30, 2013 and December 31, 2012 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date.

As of September 30, 2013, we believe that achievement of the financial targets is not probable and therefore, have not reflected these obligations in our consolidated financial statements.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media by the date set forth in the purchase agreements, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBITDA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of September 30, 2013 and December 31, 2012.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  During the nine months ended September 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. During the nine months ended September 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).

The following presents summarized information for the discontinued operations (in thousands):

	Nine Months Ended September 30,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$—	$—	$—	$440	$2,193	$2,633
Operating loss	—	—	—	(393)	(1,166)	(1,559)
Net loss	—	—	—	(252)	(766)	(1,018)

Note 4 —Investments

Joint Venture with NBCUniversal

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method as we did not have a controlling interest. SVH held a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.

As further described in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies,” on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

Note 5 — Intangible Assets

Goodwill totaled $203.5 million and $192.5 million at September 30, 2013 and December 31, 2012, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2013 was as follows (in thousands):

Goodwill
Balance as of December 31, 2012	$192,514
Acquisitions	10,956
Balance as of September 30, 2013	$203,470

The following table summarizes the carrying amounts of intangible assets (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	86,606	(34,465)	75,625	(16,071)
Total	$623,121	$(34,465)	$612,140	$(16,071)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

There were no events during the nine months ended September 30, 2013 and September 30, 2012 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
$120,313 and $125,000 Term loans, net of discount of $368 and $435 as September 30, 2013 and December 31, 2012, respectively	119,945	124,565
$315,000 and $257,400 Incremental term loans, net of discount of $1,768 and $2,020 as of September 30,2013 and December 31, 2012, respectively	313,232	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,718	14,881
Other debt	4,457	5,401
Total debt	942,352	890,227
Less current portion	15,801	10,756
Total long-term debt	$926,551	$879,471

During the three and nine months ended September 30, 2013, we paid $2.4 million and $7.1 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

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

During the nine months ended September 30, 2012, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations, consisting of a write-down of deferred financing fees and unamortized discount related to the redemption of our 6½% Senior Subordinated Notes and our 6½% Senior Subordinated Notes — Class B (“6½% Senior Subordinated Notes”).

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2013	December 31, 2012
Carrying amount	$927,634	$875,346
Fair value	944,212	910,500

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of September 30, 2013 and December 31, 2012 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
September 30, 2013:
Assets:
Deferred compensation related investments	$678	$3,075	$3,753

December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic pension cost (benefit):
Interest cost	$1,314	$1,364	$3,942	$4,092
Expected return on plan assets	(1,670)	(1,549)	(5,010)	(4,647)
Amortization of net loss	428	431	1,284	1,293
Net periodic cost	$72	$246	$216	$738
Contributions:
401(k) Plan	$1,229	$915	$3,653	$2,835
Defined contribution retirement plans	59	82	143	263
Defined benefit retirement plans	1,231	3,807	3,944	6,097
Total contributions	$2,519	$4,804	$7,740	$9,195

See Note 11 — “Retirement Plans” in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a full description of our retirement plans.

Note 9 — Restructuring

During the three and nine months ended September 30, 2013, we recorded a restructuring charge of $0.5 million and $3.0 million, respectively, primarily related to severance and related costs as a result of the integration of the television stations acquired during 2012.  During the three and nine months ended September 30, 2013, we made cash payments of $0.4 million and $2.8 million, respectively, related to these restructuring actions.  We expect to make cash payments of approximately $0.2 million during the remainder of 2013 related to these restructuring activities.

Also, during the year ended December 31, 2012, we recorded a restructuring charge of $2.4 million as a result of the consolidation of certain activities at our stations.  During the nine months ended September 30, 2013, we made cash payments of $0.7 million related to these restructuring actions.  We do not expect to make significant cash payments during the remainder of the year with respect to such transactions, as the majority of the restructuring activities are complete as of the date of this report.

Severance and Related
Balance as of December 31, 2012	$717
Charges	2,991
Payments	(3,474)
Balance as of September 30, 2013	$234

Note 10 — Income Taxes

We recorded a benefit from income taxes of $139.3 million and $135.2 million for the three and nine months ended September 30, 2013, respectively, compared to a provision for income taxes of $11.2 million and $24.1 million for the three and nine months ended September 30, 2012, respectively.  The benefit from income taxes for the three and nine months ended September 30, 2013 was primarily a result of a $124.6 million discrete tax benefit recognized as a result of the Merger as well as an $18.2 million discrete tax benefit recognized as a result of the reversal of a state valuation allowance further described below. Our effective income tax rate was (772.2)% and 37.5% for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The change in the effective income tax rate was primarily due to the tax benefits discussed above. We expect our effective income tax rate to range between 42% and 44% during the remainder of 2013.

As of December 31, 2012, we had a valuation allowance of $18.2 million offsetting certain state net operating loss carryforwards and other state deferred tax assets. During the third quarter of 2013, after evaluating our ability to recover certain net operating loss carryforwards due to the change in tax structure as a result of the Merger, we determined that we will more likely than not be able to realize these deferred tax assets. As a result, we reversed the valuation allowance and recognized a corresponding tax benefit of $18.2 million.

As a result of the JV Sale Transaction, we recognized $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million was reflected in our consolidated financial statements for the year ended December 31, 2012.  During the first quarter of 2013, approximately $163 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction.  As a result of the close of the Merger on July 30, 2013, $132.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $30.5 million associated with the JV Sale Transaction.  For further discussion regarding the JV Sale Transaction and the Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies.”

Note 11 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of September 30, 2013 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming		Total

2013	$10,401	$12,918	(1)	$23,319
2014	37,515	24,221		61,736
2015	29,663	19,112		48,775
2016	13,845	12,195		26,040
2017	11,699	2,499		14,198
Thereafter	10,893	367		11,260
Total obligations	$114,016	$71,312		$185,328

(1) Includes $11.5 million of program obligations recorded on our consolidated balance sheet as of September 30, 2013.

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

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012, because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards, we had an approximate $163 million income tax payable remaining, $132.5 million of which was extinguished as a result of the Merger described below.

On February 12, 2013, we also announced that LIN TV entered into the Merger Agreement with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. On July 30, 2013, the shareholders of LIN TV approved the Merger and pursuant to the Merger Agreement, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and that change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

Based on an average of the opening and closing trading prices of LIN TV's class A common stock at the consummation of the Merger, LIN TV realized a capital loss of approximately $344 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.

The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we realized tax savings of $132.5 million, resulting in a remaining tax liability of $30.5 million associated with the JV Sale Transaction. We made estimated state and federal tax payments to settle $29 million of this tax liability during October 2013 and expect to fund the remaining liability when it becomes due in November 2013.

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

Note 12 — Condensed Consolidating Financial Statements

LIN Television, a 100% owned subsidiary of LIN LLC, is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, which are further described in Note 6 — “Debt”.  LIN LLC fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

The following condensed consolidating financial statements present the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income and consolidated statements of cash flows of LIN LLC, LIN Television, as the issuer, the guarantor subsidiaries, and the non-guarantor subsidiaries of LIN Television and the elimination entries necessary to consolidate or combine the issuer with the guarantor and non-guarantor subsidiaries.  These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X Rule 3-10.

The condensed consolidating balance sheet as of December 31, 2012, has been revised to correct certain immaterial errors relating to intercompany balances. The revisions comprise a $4.3 million decrease in advances to subsidiaries lines in the LIN Television and the Guarantor Subsidiaries columns, a $4.3 million decrease in intercompany liabilities in the LIN Television and Non-Guarantor Subsidiaries columns, a $4.3 million decrease in the Total Members’ (deficit) equity line of the Guarantor column, and a $4.3 million increase in the Total Members’ (deficit) equity line of the Non-Guarantor column.

Condensed Consolidating Balance Sheet
As of September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$23,702	$2	$2,013	$—	$27,717
Accounts receivable, net	—	84,913	29,236	17,011	—	131,160
Deferred income tax assets	—	2,754	808	—	—	3,562
Other current assets	—	4,369	931	1,770	—	7,070
Total current assets	2,000	115,738	30,977	20,794	—	169,509
Property and equipment, net	—	185,895	36,505	5,022	—	227,422
Deferred financing costs	—	17,159	—	97	—	17,256
Goodwill	—	169,492	18,518	15,460	—	203,470
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	35,562	2,074	14,505	—	52,141
Advances to consolidated subsidiaries	—	6,390	1,050,764	—	(1,057,154)	—
Investment in consolidated subsidiaries	73,095	1,587,537	—	—	(1,660,632)	—
Other assets	—	51,510	2,690	1,318	(44,443)	11,075
Total assets	$75,095	$2,169,283	$1,635,342	$99,897	$(2,762,229)	$1,217,388

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$14,544	$—	$1,257	$—	$15,801
Accounts payable	—	5,970	4,039	3,063	—	13,072
Income taxes payable	—	4,019	27,000	—	—	31,019
Accrued expenses	—	43,118	5,564	2,306	—	50,988
Program obligations	—	5,313	1,023	1,597	—	7,933
Total current liabilities	—	72,964	37,626	8,223	—	118,813
Long-term debt, excluding current portion	—	923,146	—	3,405	—	926,551
Deferred income tax liabilities	—	11,833	31,231	1,118	—	44,182
Program obligations	—	1,846	220	1,531	—	3,597
Intercompany liabilities	78	1,050,686	—	6,390	(1,057,154)	—
Accumulated losses in excess of investment in consolidated subsidiaries	—	—	—	—	—	—
Other liabilities	—	37,635	73	44,443	(44,443)	37,708
Total liabilities	78	2,098,110	69,150	65,110	(1,101,597)	1,130,851

Redeemable noncontrolling interest	—	—	—	13,442	—	13,442
						—
Total members’ equity	75,017	71,173	1,566,192	21,345	(1,660,632)	73,095

Total liabilities, redeemable noncontrolling interest and members’ equity	$75,095	$2,169,283	$1,635,342	$99,897	$(2,762,229)	$1,217,388

Condensed Consolidating Balance Sheet
As of December 31, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,625	$573	$1,109	$—	$46,307
Accounts receivable, net	—	87,103	31,144	7,903	—	126,150
Deferred income tax assets	—	67,412	—	97	(67,509)	—
Other current assets	—	4,850	554	1,459	—	6,863
Total current assets	—	203,990	32,271	10,568	(67,509)	179,320
Property and equipment, net	—	197,125	39,534	4,832	—	241,491
Deferred financing costs	—	19,020	—	115	—	19,135
Goodwill	—	169,492	18,518	4,504	—	192,514
Broadcast licenses, net	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	48,897	2,775	7,882	—	59,554
Advances to consolidated subsidiaries	—	6,746	1,345,971	—	(1,352,717)	—
Investment in consolidated subsidiaries	—	1,554,903	—	—	(1,554,903)	—
Other assets	—	53,987	2,552	1,626	(45,280)	12,885
Total assets	$—	$2,254,160	$1,935,435	$72,228	$(3,020,409)	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND MEMBERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9,243	$—	$1,513	$—	$10,756
Accounts payable	—	14,335	3,385	1,235	—	18,955
Income taxes payable	—	372	394	—	—	766
Accrued expenses	—	37,020	115,605	621	—	153,246
Deferred income tax liabilities	—	—	235,728	—	(67,509)	168,219
Program obligations	—	7,479	1,106	2,185	—	10,770
Total current liabilities	—	68,449	356,218	5,554	(67,509)	362,712
Long-term debt, excluding current portion	—	875,512	—	3,959	—	879,471
Deferred income tax liabilities	—	10,910	29,000	646	—	40,556
Program obligations	—	2,222	92	1,967	—	4,281
Intercompany liabilities	—	1,345,971	3,842	2,904	(1,352,717)	—
Accumulated losses in excess of investment in consolidated subsidiaries	91,564	—	—	—	(91,564)	—
Other liabilities	—	42,660	56	45,280	(45,280)	42,716
Total liabilities	91,564	2,345,724	389,208	60,310	(1,557,070)	1,329,736

Redeemable noncontrolling interest	—	—	—	3,242	—	3,242

Total members’ (deficit) equity	(91,564)	(91,564)	1,546,227	8,676	(1,463,339)	(91,564)

Total liabilities, redeemable noncontrolling interest and members’ (deficit) equity	$—	$2,254,160	$1,935,435	$72,228	$(3,020,409)	$1,241,414

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$106,982	$45,335	$14,458	$(3,665)	$163,110

Operating expenses:
Direct operating	—	37,105	17,973	9,532	(2,106)	62,504
Selling, general and administrative	—	27,223	10,785	3,351	(40)	41,319
Amortization of program rights	—	5,695	1,382	528	—	7,605
Corporate	277	10,405	—	—	—	10,682
Depreciation	—	9,285	1,788	356	—	11,429
Amortization of intangible assets	—	4,430	234	1,222	—	5,886
Restructuring	—	468	—	—	—	468
Loss from asset dispositions	—	(8)	(1)	—	—	(9)
Operating (loss) income	(277)	12,379	13,174	(531)	(1,519)	23,226

Other expense (income):
Interest expense, net	—	14,146	—	(67)	(103)	13,976
Intercompany fees and expenses	—	7,891	(8,102)	211	—	—
Other, net	—	2,053	1	1	—	2,055
Total other expense (income), net	—	24,090	(8,101)	145	(103)	16,031

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	(277)	(11,711)	21,275	(676)	(1,416)	7,195
(Benefit from) provision for income taxes		(147,671)	8,510	(152)	—	(139,313)
Net (loss) income from continuing operations	(277)	135,960	12,765	(524)	(1,416)	146,508
Equity in income (loss) from operations of consolidated subsidiaries	147,215	11,255	—		(158,470)	—
Net income (loss)	146,938	147,215	12,765	(524)	(159,886)	146,508
Net loss attributable to noncontrolling interests	—	—	—	(430)	—	(430)
Net income (loss) attributable to LIN Media LLC	$146,938	$147,215	$12,765	$(94)	$(159,886)	$146,938

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$146,938	$147,215	$12,765	$(524)	$(159,886)	$146,508
Amortization of pension net losses, net of tax of $169	259	259	—	—	(259)	259
Comprehensive income (loss)	147,197	147,474	12,765	(524)	(160,145)	146,767
Comprehensive loss attributable to noncontrolling interest	—	—	—	(430)	—	(430)
Comprehensive income (loss) attributable to LIN Media LLC	$147,197	$147,474	$12,765	$(94)	$(160,145)	$147,197

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$311,221	$130,972	$35,841	$(9,586)	$468,448

Operating expenses:
Direct operating	—	108,313	54,886	22,825	(5,329)	180,695
Selling, general and administrative	—	80,611	30,008	8,341	(303)	118,657
Amortization of program rights	—	16,709	4,281	1,552	—	22,542
Corporate	277	29,770	—	—	—	30,047
Depreciation	—	27,954	5,420	1,013	—	34,387
Amortization of intangible assets	—	13,334	701	3,003	—	17,038
Restructuring	—	2,991	—	—	—	2,991
Loss (gain) from asset dispositions	—	193	(20)	—	—	173
Operating (loss) income	(277)	31,346	35,696	(893)	(3,954)	61,918

Other expense (income):
Interest expense, net	—	42,124	—	151	—	42,275
Share of loss in equity investments		25				25
Intercompany fees and expenses	—	24,491	(24,702)	211	—	—
Other, net	—	2,113	1	1	—	2,115
Total other expense (income), net	—	68,753	(24,701)	363	—	44,415

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	(277)	(37,407)	60,397	(1,256)	(3,954)	17,503
(Benefit from) provision for income taxes	—	(158,607)	24,159	(706)	—	(135,154)
Net (loss) income from continuing operations	(277)	121,200	36,238	(550)	(3,954)	152,657
Equity in income (loss) from operations of consolidated subsidiaries	153,834	32,634	—	—	(186,468)	—
Net income (loss)	153,557	153,834	36,238	(550)	(190,422)	152,657
Net loss attributable to noncontrolling interests	—	—	—	(900)	—	(900)
Net income attributable to LIN Media LLC	$153,557	$153,834	$36,238	$350	$(190,422)	$153,557

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$153,557	$153,834	$36,238	$(550)	$(190,422)	$152,657
Amortization of pension net losses, net of tax of $507	777	777	—	—	(777)	777
Comprehensive income (loss)	154,334	154,611	36,238	(550)	(191,199)	153,434
Comprehensive loss attributable to noncontrolling interest	—	—	—	(900)	—	(900)
Comprehensive income attributable to LIN Media LLC	$154,334	$154,611	$36,238	$350	$(191,199)	$154,334

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$83,940	$48,229	$1,879	$(972)	$133,076

Operating expenses:
Direct operating	—	21,956	16,092	1,116	(1,012)	38,152
Selling, general and administrative	—	18,694	9,294	380	(3)	28,365
Amortization of program rights	—	4,054	1,378	180	—	5,612
Corporate	—	8,310	954	—	—	9,264
Depreciation	—	4,843	1,897	84	—	6,824
Amortization of intangible assets	—	60	233	214	—	507
Loss (gain) from asset dispositions	—	26	(41)	—	—	(15)
Operating income (loss)	—	25,997	18,422	(95)	43	44,367

Other expense (income):
Interest expense, net	—	9,303	—	38	(31)	9,310
Share of loss in equity investments	—	—	4,156	—	—	4,156
Loss on extinguishment of debt	—	—	—	—	—	—
Intercompany fees and expenses	—	16,310	(16,310)	—	—	—
Other, net	—	89	(1)	—	—	88
Total other expense (income), net	—	25,702	(12,155)	38	(31)	13,554

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	295	30,577	(133)	74	30,813
(Benefit from) provision for income taxes	—	(975)	12,231	(62)	—	11,194
Net (loss) income from continuing operations	—	1,270	18,346	(71)	74	19,619
Equity in income (loss) from operations of consolidated subsidiaries	19,659	18,389	—	—	(38,048)	—
Net income (loss)	19,659	19,659	18,346	(71)	(37,974)	19,619
Net loss attributable to noncontrolling interests	—	—	—	(40)	—	(40)
Net income (loss) attributable to LIN Media LLC	$19,659	$19,659	$18,346	$(31)	$(37,974)	$19,659

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$19,659	$19,659	$18,346	$(71)	$(37,974)	$19,619
Amortization of pension net losses, net of tax of $169	262	262	—	—	(262)	262
Comprehensive income (loss)	19,921	19,921	18,346	(71)	(38,236)	19,881
Comprehensive loss attributable to noncontrolling interest	—	—	—	(40)	—	(40)
Comprehensive income (loss) attributable to LIN Media LLC	$19,921	$19,921	$18,346	$(31)	$(38,236)	$19,921

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$228,344	$126,136	$5,481	$(2,669)	$357,292

Operating expenses:
Direct operating	—	64,558	44,848	3,662	(2,514)	110,554
Selling, general and administrative	—	55,758	27,960	1,374	(301)	84,791
Amortization of program rights	—	11,625	4,060	527	—	16,212
Corporate	—	22,345	1,884	—	—	24,229
Depreciation	—	14,373	5,654	207	—	20,234
Amortization of intangible assets	—	179	701	582	—	1,462
Loss (gain) from asset dispositions	—	30	(42)	—	—	(12)
Operating income (loss)	—	59,476	41,071	(871)	146	99,822

Other expense (income):
Interest expense, net	—	28,926	—	80	(60)	28,946
Share of loss in equity investments	—	153	4,156	—	—	4,309
Loss on extinguishment of debt	—	2,099	—	—	—	2,099
Intercompany fees and expenses	—	48,930	(48,930)	—	—	—
Other, net	—	176	—	—	—	176
Total other expense (income), net	—	80,284	(44,774)	80	(60)	35,530

(Loss) income from continuing operations before taxes and equity in income (loss) from operations of consolidated subsidiaries	—	(20,808)	85,845	(951)	206	64,292
(Benefit from) provision for income taxes	—	(9,839)	34,338	(398)	—	24,101
Net (loss) income from continuing operations	—	(10,969)	51,507	(553)	206	40,191
Loss from discontinued operations, net	—	(251)	(744)	—	(23)	(1,018)
(Loss) gain on the sale of discontinued operations, net	—	(289)	11,678	—	—	11,389
Equity in income (loss) from operations of consolidated subsidiaries	51,043	62,552	—	—	(113,595)	—
Net income (loss)	51,043	51,043	62,441	(553)	(113,412)	50,562
Net loss attributable to noncontrolling interests	—	—	—	(481)	—	(481)
Net income (loss) attributable to LIN Media LLC	$51,043	$51,043	$62,441	$(72)	$(113,412)	$51,043

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$51,043	$51,043	$62,441	$(553)	$(113,412)	$50,562
Amortization of pension net losses, net of tax of $509	784	784	—	—	(784)	784
Comprehensive income (loss)	51,827	51,827	62,441	(553)	(114,196)	51,346
Comprehensive loss attributable to noncontrolling interest	—	—	—	(481)	—	(481)
Comprehensive income (loss) attributable to LIN Media LLC	$51,827	$51,827	$62,441	$(72)	$(114,196)	$51,827

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$1,801	$76,031	$41,463	$(282)	$(60,508)	$58,505

INVESTING ACTIVITIES:
Capital expenditures	—	(17,094)	(2,372)	(2,205)	—	(21,671)
Payments for business combinations, net of cash acquired	—	(10,082)	—	—	—	(10,082)
Proceeds from the sale of assets	—	56	20	—	—	76
Capital contribution to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Advances on intercompany borrowings	—	(4,400)	—	—	4,400	—
Payments from intercompany borrowings	—	15,009	133,835	—	(148,844)	—
Net cash (used in) provided by investing activities	—	(16,511)	31,483	(2,205)	(144,444)	(131,677)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	199	1,251	—	—	—	1,450
Tax benefit from exercises of share options		2,180	—	—	—	2,180
Proceeds from borrowings on long-term debt	—	101,000	—	—	—	101,000
Principal payments on long-term debt	—	(48,385)	—	(1,009)	—	(49,394)
Payment of long-term debt issue costs	—	(654)	—	—	—	(654)
Payment of dividend	—	(2,000)	(58,508)	—	60,508	—
Proceeds from intercompany borrowings	—	—	—	4,400	(4,400)	—
Payments on intercompany borrowings	—	(133,835)	(15,009)	—	148,844	—
Net cash provided by (used in)financing activities	199	(80,443)	(73,517)	3,391	204,952	54,582

Net increase (decrease) in cash and cash equivalents	2,000	(20,923)	(571)	904	—	(18,590)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$2,000	$23,702	$2	$2,013	$—	$27,717

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities, continuing operations	$—	$93,607	$(5,482)	$(229)	$23	$87,919
Net cash used in operating activities, discontinued operations	—	(471)	(2,242)	—	(23)	(2,736)
Net cash provided by (used in) operating activities	—	93,136	(7,724)	(229)	—	85,183

INVESTING ACTIVITIES:
Capital expenditures	—	(13,227)	(4,474)	(1,636)	—	(19,337)
Change in restricted cash	—	255,159	—	—	—	255,159
Payments for business combinations, net of cash acquired	—	(34,325)	—	—	—	(34,325)
Proceeds from the sale of assets	—	17	45	—	—	62
Shortfall loan to joint venture with NBCUniversal	—	(2,292)	—	—	—	(2,292)
Advances on intercompany borrowings	—	(2,000)	—	—	2,000	—
Payments from intercompany borrowings	—	10,175	—	—	(10,175)	—
Net cash provided by (used in) investing activities, continuing operations	—	213,507	(4,429)	(1,636)	(8,175)	199,267
Net cash provided by investing activities, discontinued operations	—	6,314	23,206	—	—	29,520
Net cash provided by (used in) investing activities	—	219,821	18,777	(1,636)	(8,175)	228,787

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	—	652	—	—	—	652
Proceeds from borrowings on long-term debt	—	20,000	—	—	—	20,000
Principal payments on long-term debt	—	(307,922)	—	(206)	—	(308,128)
Payment of long-term debt issue costs	—	(359)	—	—	—	(359)
Treasury shares purchased	—	(11,386)	—	—	—	(11,386)
Proceeds from intercompany borrowings	—	—	—	2,000	(2,000)	—
Payments on intercompany borrowings	—	—	(10,175)	—	10,175	—
Net cash (used in) provided by financing activities	—	(299,015)	(10,175)	1,794	8,175	(299,221)

Net increase (decrease) in cash and cash equivalents	—	13,942	878	(71)	—	14,749
Cash and cash equivalents at the beginning of the period	—	16,571	653	833	—	18,057
Cash and cash equivalents at the end of the period	$—	$30,513	$1,531	$762	$—	$32,806

LIN Media LLC
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

During the three and nine months ended September 30, 2013, net revenues increased $30.0 million and $111.2 million compared to the same periods in 2012, primarily driven by an increase in our local revenues.  During the three and nine months ended September 30, 2013, local revenues, which include net local advertising sales, retransmission consent fees and television station website revenues, increased $32.5 million and $97.0 million compared to the same periods last year.  In addition, interactive revenues increased $8.7 million and $21.1 million, respectively, during the three and nine months ended September 30, 2013 compared to the same periods last year and national advertising sales increased $6.7 million and $20.3 million, respectively, during the three and nine months ended September 30, 2013 compared to the same periods last year.

Excluding the impact of our 2012 station acquisitions and the 2013 acquisitions of majority interests in HYFN, Inc. (“HYFN”) and Dedicated Media, Inc. (“Dedicated Media”), net revenues decreased $13.0 million and $9.2 million during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 primarily due to a decrease in political advertising revenues.

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

Also on February 12, 2013, we announced that we entered into an Agreement and Plan of Merger with LIN Media, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”) and subsequently completed this merger on July 30, 2013.  For further information, see Note 1—“Basis of Presentation and Summary of Significant Accounting Policies,” Note 11 — “Commitments and Contingencies."

Critical Accounting Policies and Estimates

Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations since they are particularly sensitive to our judgment. Some of these policies and estimates relate to matters that are inherently uncertain. The estimates and judgments we make affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those used for allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, amortization and impairment of program rights and intangible assets, share-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and it is possible that such differences could have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

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

Results of Operations

Set forth below are key components that contributed to our operating results (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	2012	$ Change	% Change		2013	2012	$ Change	% Change
Local revenues	$105,541	$73,072	$32,469	44%		$312,017	$215,004	$97,013	45%
National advertising sales	32,845	26,103	6,742	26%		94,913	74,627	20,286	27%
Political advertising sales	2,639	20,389	(17,750)	-87%		4,656	30,970	(26,314)	-85%
Interactive revenues	19,516	10,796	8,720	81%		49,394	28,300	21,094	74%
Other revenues	2,569	2,716	(147)	-5%		7,468	8,391	(923)	-11%
Net revenues	163,110	133,076	30,034	23%		468,448	357,292	111,156	31%

Direct operating	62,504	38,152	24,352	64%		180,695	110,554	70,141	63%
Selling, general and administrative	41,319	28,365	12,954	46%		118,657	84,791	33,866	40%
Amortization of program rights	7,605	5,612	1,993	36%		22,542	16,212	6,330	39%
Corporate	10,682	9,264	1,418	15%		30,047	24,229	5,818	24%
Depreciation	11,429	6,824	4,605	67%		34,387	20,234	14,153	70%
Amortization of intangible assets	5,886	507	5,379	NM	(1)	17,038	1,462	15,576	NM	(1)
Restructuring	468	—	468	100%		2,991	—	2,991	100%
(Gain) loss from asset dispositions	(9)	(15)	6	-40%		173	(12)	185	NM	(1)
Total operating expenses	139,884	88,709	51,175	58%		406,530	257,470	149,060	58%
Operating income	$23,226	$44,367	$(21,141)	-48%		$61,918	$99,822	$(37,904)	-38%

(1)	Percentage change not meaningful

Period Comparison

Revenues

Net revenues consist primarily of local revenues (which include net local advertising sales, retransmission consent fees and television station website revenues), net national advertising sales, interactive revenues, and political advertising sales.  Other revenues include barter revenues, production revenues, tower rental income and station copyright royalties.

During the three months ended September 30, 2013, net revenues increased $30.0 million, or 23%, compared to the same period in the prior year, of which $43.1 million related to television stations acquired during 2012 and to HYFN and Dedicated Media.  Excluding the impact of the television stations acquired during 2012 and of HYFN and Dedicated Media, net revenues decreased $13.1 million, or 10%, primarily due to a $17.9 million decrease in political revenues.  This decrease was partially offset by a $5.1 million increase in local revenues, primarily due to a growth in retransmission consent fee revenues as a result of contractual rate increases and renewals.

During the nine months ended September 30, 2013, net revenues increased by $111.2 million, or 31%, compared to the same period in the prior year, of which $120.9 million related to television stations acquired during 2012 and to HYFN and Dedicated Media.  Excluding the impact of the television stations acquired during 2012 and of HYFN and Dedicated Media, net revenues decreased $9.7 million, or 3%, primarily due to a $26.7 million decrease in political advertising sales and a $3.4 million decrease in other revenues. These decreases were partially offset by a $15.4 million increase in local revenues, primarily due to a growth in retransmission consent fee revenues as a result of contractual rate increases and renewals as well as a $5 million increase in interactive revenues.

During the three and nine months ended September 30, 2013, the automotive category, which represented 27% and 26%, respectively, of local and national advertising sales, remained relatively consistent as compared to the three and nine months ended September 30, 2012, during which the automotive category represented 27% and 25%, respectively, of local and national advertising sales.

Operating Expenses

Operating expenses increased $51.2 million and $149.1 million, or 58%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year, of which $42.8 million and $119.6 million of the increase for the three and nine months ended September 30, 2013, respectively, related to our 2012 station acquisitions as well as HYFN and Dedicated Media.  The increases during both periods were primarily due to increases in direct operating, selling general and administrative, depreciation and amortization expenses.

Direct operating expenses increased $24.4 million and $70.1 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods last year, of which $19.4 million and $51.7 million, respectively, related to the 2012 station acquisitions as well as HYFN and Dedicated Media. The remainder of the increase was primarily a result of an increase in fees pursuant to network affiliation agreements, growth in employee compensation expense and growth in cost of sales related to our digital operations.

Selling, general and administrative, depreciation and amortization of intangible asset expenses increased $13.0 million, $4.6 million, and $5.4 million, respectively, during the three months ended September 30, 2013 as compared to the same period in the prior year and $33.9 million, $14.2 million and $15.6 million, respectively, during the nine months ended September 30, 2013 as compared to the same period last year.  The increases in selling, general and administrative, depreciation and amortization expense for both periods are all primarily as a result of our 2012 station acquisitions as well as the 2013 acquisitions of majority interests in HYFN and Dedicated Media.

Corporate expenses increased $1.4 million and $5.8 million during the three and nine months ended September 30, 2013, respectively, primarily due to expenses incurred related to the JV Sale Transaction and the Merger with LIN LLC, as well as increases in employee compensation expense and acquisition related expenses compared to the same periods last year.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Components of other expense, net:
Interest expense, net	$13,976	$9,310	$42,275	$28,946
Share of loss in equity investments	—	4,156	25	4,309
Loss on extinguishment of debt	—	—	—	2,099
Other expense, net	2,055	88	2,115	176
Total other expense, net	$16,031	$13,554	$44,415	$35,530

Other expense, net increased $2.5 million and $8.9 million, or 18% and 25% during the three and nine months ended September 30, 2013 compared to the same periods last year, primarily due to an increase in interest expense as further described below as well as an increase in other expense as a result of an impairment recorded during the third quarter of 2013 of a minority interest that we hold in a website platform service provider. These increases were partially offset by a $2.1 million decrease in loss on extinguishment of debt, which was a result of the redemption of our 61/2% Senior Subordinated Notes during the first quarter of 2012.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of interest expense:
Senior secured credit facility	$4,724	$4,896	$13,994	$14,851
8 3/8% Senior Notes	4,312	4,396	13,005	13,044
6 3/8% Senior Subordinated Notes	4,686	—	14,486	—
6 1/2% Senior Subordinated Notes	—	—	—	595
6 1/2% Senior Subordinated Notes - Class B	—	—	—	306
Other	254	18	790	150
Total interest expense, net	$13,976	$9,310	$42,275	$28,946

Interest expense, net increased by $4.7 million and $13.3 million, or 50% and 46% during the three and nine months ended September 30, 2013 compared to the same periods last year, primarily as a result of the interest incurred on our 6 3/8% Senior Notes, which were issued during the fourth quarter of 2012 to finance a portion of the consideration paid to acquire the New Vision and ACME television stations. This increase was partially offset by a decrease in interest expense due to the redemption of our 6 1/2% Senior Subordinated Notes during the first quarter of 2012 as well as reductions in interest expense under our senior secured credit facility.

Income Taxes

Income taxes reflected a benefit from income taxes of $139.3 million and $135.2 million for the three and nine months ended September 30, 2013, respectively, as compared a provision for income taxes of $11.2 million and $24.1 million for the three and nine months ended September 30, 2012, respectively.   The benefit from income taxes for the three and nine months ended September 30, 2013 was primarily a result of a $124.6 million discrete tax benefit recognized as a result of the Merger as well as an $18.2 million discrete tax benefit recognized as a result of the reversal of state valuation allowances. Our effective income tax rate was (772.2)% and 37.5% for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The decrease in the effective income tax rate was primarily due to the tax benefits discussed above. We expect our effective income tax rate to range between 42% and 44% during the remainder of 2013, although we are currently analyzing the implementation of various tax strategies that could reduce our effective rate by 1%-3%.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of September 30, 2013 we had unrestricted cash and cash equivalents of $27.7 million, and a $75 million revolving credit facility, all of which was available, subject to certain covenant restrictions.  Our total outstanding debt as of September 30, 2013 was $942.4 million.

Joint Venture Sale Transaction and Merger

On February 12, 2013, we, along with our wholly-owned subsidiaries, LIN Television and LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.  For further information, refer to Note 1 — “Basis for Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies” to our consolidated financial statements.

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

As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable remaining, $132.5 million of which was extinguished as a result of the Merger as described below.

Concurrent with the closing of the JV Sale Transaction, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LIN Media LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”).  Pursuant to the Merger Agreement, which was approved by the shareholders of LIN TV on July 30, 2013, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity (the “Merger”).  The Merger enabled LIN TV to be classified as a partnership for federal income tax purposes and that change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

Based on an average of the opening and closing trading prices of LIN TV's class A common stock at the consummation of the Merger,  LIN TV realized a capital loss in the amount of approximately $344 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013.  The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and, as a result, we realized cash savings of $132.5 million, resulting in a remaining tax liability of $30.5 million associated with the JV Sale Transaction. We made estimated state and federal tax payments to settle $29 million of this tax liability during October 2013 and expect to fund the remaining liability when it becomes due in November 2013.

We incurred approximately $2.7 million and $5.7 million in transaction costs related to the JV Sale Transaction and the Merger during the three and nine months ended September 30, 2013, respectively, and do not expect to incur significant additional costs during the remainder of 2013. These costs are classified as corporate expense in our consolidated statement of operations.

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of September 30, 2013, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

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

Our liquidity position during 2013 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•
Continued growth in local and interactive revenues.  Our local revenues increased 44% and 45% during the three and nine months ended September 30, 2013, respectively, compared to the prior year.  Additionally, during the three and nine months ended September 30, 2013, our interactive revenues increased 81% and 74%, respectively.  Excluding the impact of the stations acquired during 2012 as well as of HYFN and Dedicated Media, our local revenues increased 7% during both the three and nine months ended September 30, 2013, and our interactive revenues increased 10% and 18%, respectively, as compared to the same periods in the prior year.  We expect further growth in our local and interactive revenues, however, there can be no assurance that this will occur.

•
Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three and nine months ended September 30, 2013, our net political advertising sales were $2.6 million and $4.7 million, respectively, compared to $20.4 million and $31 million for the three and nine months ended September 30, 2012.  We anticipate decreased advertising revenues during the remainder of 2013 as a result of these cyclical fluctuations.

•
Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the equity markets impacts the fair value of our pension plan assets and ultimately the cash funding requirements of our pension plan. We expect to contribute $1.5 million to our pension plan and $1.6 million to our 401(k) Plan during the remainder of 2013.

•
Payments related to capital expenditures.  We expect to make cash payments of approximately $8 million - $11 million related to capital expenditures during the remainder of 2013, primarily as a result of integration and completion of high definition broadcasting in some of our newly acquired markets, improvements in news gathering and production at our television stations, and software development costs at our digital companies.

•
Tax liability associated with the JV Sale Transaction.  We made estimated tax payments of $29 million in October 2013 to settle the majority of the tax liability associated with the JV Sale Transaction and expect to fund the remaining balance of the liability of $1.5 million when it becomes due in November 2013.

•
Other investments.  In connection with our acquisitions of Nami Media, Inc. (“Nami Media”), Dedicated Media, and HYFN, we may be required to purchase the remaining outstanding shares of these companies in 2014, 2015 and 2016, respectively, if certain financial targets as defined in each applicable purchase agreement are met.  Our maximum potential obligation under the Nami Media, HYFN and Dedicated Media agreements is $37.4 million, $62.4 million, and $26 million, respectively.  However, we estimate that our total obligation will not exceed $50 million in the aggregate between 2014 and 2016. For further information see Note 2 — “Acquisitions” included in our 10-K.

Contractual Obligations

The following table summarizes the estimated future cash payments related to amendments to certain program obligations and operating contracts since December 31, 2012.

	2013	2014-2015	2016-2017	2018 and thereafter	Total
Program payments(1)	$12,918	$43,333	$14,694	$367	$71,312
Operating agreements(2)	10,401	67,178	25,544	10,893	114,016

(1)
We have entered into commitments for future syndicated news, entertainment and sports programming. We have $11.5 million of program obligations outstanding as of September 30, 2013 and unrecorded commitments of $59.8 million for programming that is not available to air as of September 30, 2013.

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

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Nine Months Ended September 30,
	2013	2012	2013 vs. 2012
Net cash provided by operating activities	$58,505	$85,183	$(26,678)
Net cash (used in) provided by investing activities	(131,677)	228,787	(360,464)
Net cash provided by (used in) financing activities	54,582	(299,221)	353,803
Net (decrease) increase in cash and cash equivalents	$(18,590)	$14,749	$(33,339)

Net cash provided by operating activities decreased $26.7 million to $58.5 million for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $85.2 million for the nine months ended September 30, 2012.  The decrease is primarily attributable to an increase in cash interest expense of approximately $12.4 million and an increase in cash outflows related to working capital of $5.7 million. These increases were partially offset by a decrease in operating income year over year.

Net cash used in investing activities was $131.7 million for the nine months ended September 30, 2013, compared to net cash provided by investing activities of $228.8 million for the nine months ended September 30, 2012.  The net cash provided by investing activities during the nine months ended September 30, 2012 was primarily attributable to a decrease in restricted cash that had been placed on irrevocable deposit as of December 31, 2011 and was subsequently used to fund the aggregate redemption price of our 6 1/2% Senior Subordinated Notes in January 2012.  In addition, we received approximately $29.5 million of net cash proceeds related to the divestiture of substantially all of the assets of WWHO-TV and WUPW-TV during the nine months ended September 30, 2012.  The cash used in investing activities during the nine months ended September 30, 2013 was primarily a result of the $100 million capital contribution made to the joint venture in February 2013 in connection with the JV Sale Transaction, $21.7 million of capital expenditures, and approximately $10.1 million in cash payments related to the acquisitions of Dedicated Media and HYFN in April 2013, net of cash acquired.

Net cash provided by financing activities was $54.6 million for the nine months ended September 30, 2013, compared to net cash used in financing activities of $299.2 million during the nine months ended September 30, 2012.  The increase is primarily attributable to the redemption of $252 million of our 6 1/2%Senior Subordinated Notes during the nine months ended September 30, 2012 as well as an increase in proceeds from borrowings on long-term debt due to the new $60 million term loan entered into during the nine months ended September 30, 2013 in connection with the JV Sale Transaction.

Description of Indebtedness

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2012 (the 6 3/8% Senior Notes) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving loans	$—	$—
$120,313 and $125,000 Term loans, net of discount of $368 and $435 as September 30, 2013 and December 31, 2012, respectively	119,945	124,565
$315,000 and $257,400 Incremental term loans, net of discount of $1,768 and $2,020 as of September 30,2013 and December 31, 2012, respectively	313,232	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,718	14,881
Other debt	4,457	5,401
Total debt	942,352	890,227
Less current portion	15,801	10,756
Total long-term debt	$926,551	$879,471

Total debt	$942,352	$890,227
Cash and cash equivalents	(27,717)	(46,307)
Consolidated net debt(1)	$914,635	$843,920

(1)
Consolidated net debt is a non-GAAP financial measure, and is equal to total debt less cash and cash equivalents.  For the purpose of our debt covenant calculations, our senior secured credit facility permits a maximum of $45 million to be offset against total debt in arriving at consolidated net debt.  For purposes of the table above, we have subtracted the total balance of our cash and cash equivalents as of September 30, 2013 and December 31, 2012 in arriving at consolidated net debt. We believe consolidated net debt provides investors with useful information about our financial position, and is one of the financial measures used to evaluate compliance with our debt covenants.

During the three and nine months ended September 30, 2013, we paid $2.4 million and $7.1 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

See Note 7 — “Long-term Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, there has been no significant change in our exposure to market risk from those disclosed in our 10-K. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 10-K.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)	Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have unfunded obligations under our defined benefit pension plan.  The funded status of the defined benefit pension plan depends on such factors as asset returns, market interest rates, legislative changes and funding regulations.  Our future required cash contributions and pension costs to the plan could increase if: (i) the returns on the assets of our plan were to decline in future periods; (ii) market interest rates were to decline; (iii) the Pension Benefit Guaranty Corporation (‘‘PBGC’’) were to require additional contributions to the plan as a result of acquisitions; or (iv) other actuarial assumptions were to be modified.  Any such increases could have a material and adverse effect on our business, financial condition, results of operations or cash flows.  The need to make contributions, which may be substantial, to such plan may reduce the cash available to meet our other obligations, including our debt obligations with respect to our senior secured credit facility, the 83/8% Senior Notes and the 63/8% Senior Notes or to meet the needs of our business. In addition, the PBGC may terminate our defined benefit pension plan under limited circumstances, including in the event the PBGC concludes that the risk may increase unreasonably if such plan continues. In the event a defined benefit pension plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of such plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger obligation than that based on the assumptions we have used to fund such plan).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits —

3.1
Certificate of Formation of LIN Media LLC, dated as of February 11, 2013 (filed as Exhibit 3.1 to the Registration Statement on Form S-4 of LIN Media LLC (File No. 333-188297)) and incorporated by reference herein.

3.2
Amended and Restated Limited Liability Company Agreement of LIN Media LLC, dated as of July 30, 2013 (filed as Exhibit 3.1 to the Current Report on Form 8-K12B of LIN Media LLC filed as of July 31, 2013 (File No. 001-36032)) and incorporated by reference herein.

3.3
Restated Certificate of Incorporation of LIN Television Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q of LIN TV Corp. and LIN Television Corporation for the fiscal quarter ended September 30, 2003 (File No. 000-25206)) and incorporated by reference herein.

3.4
Restated Bylaws of LIN Television Corporation (filed as Exhibit 3.4 to the Registration Statement on Form S-1 of LIN Television Corporation and LIN Holding Corp. (File No. 333-54003)) and incorporated by reference herein.

4.1
Form of specimen share certificate for class A common shares representing limited liability company interests in LIN Media LLC (included as Exhibit A to Annex B to the proxy statement/prospectus that is part of the Registration Statement on Form S-4 of LIN Media LLC (File No. 333-188297)) and incorporated by reference herein.

10.1
Incremental Term Loan Activation Notice Tranche B-2 Term Facility, dated as of February 12, 2013, by and between LIN Television and Deutsche Bank Trust Company Americas (filed as Exhibit 10.1 to the Current Report on Form 8-K of LIN TV Corp. and LIN Television Corporation filed as of February 15, 2013 (File Nos. 001-31311 and 000-25206)) and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Media LLC

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Media LLC

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of LIN Television Corporation

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of LIN Television Corporation

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Media LLC

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer of LIN Television Corporation

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18, as amended, of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of LIN Media LLC and LIN Television Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIN MEDIA LLC
LIN TELEVISION CORPORATION

Dated:	November 12, 2013
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(On behalf of each of the registrants and as Principal Financial Officer)

Dated:	November 12, 2013
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,717	$46,307
Accounts receivable, less allowance for doubtful accounts (2013 - $3,676; 2012 - $3,599)	131,238	126,150
Deferred income tax assets	3,562	—
Other current assets	7,070	6,863
Total current assets	167,587	179,320
Property and equipment, net	227,422	241,491
Deferred financing costs	17,256	19,135
Goodwill	203,470	192,514
Broadcast licenses, net	536,515	536,515
Other intangible assets, net	52,141	59,554
Other assets	11,075	12,885
Total assets (a)	$1,215,466	$1,241,414

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$15,801	$10,756
Accounts payable	13,072	18,955
Income taxes payable	31,019	766
Accrued expenses	50,988	153,246
Deferred income tax liabilities	—	168,219
Program obligations	7,933	10,770
Total current liabilities	118,813	362,712
Long-term debt, excluding current portion	926,551	879,471
Deferred income tax liabilities	44,182	40,556
Program obligations	3,597	4,281
Other liabilities	37,708	42,716
Total liabilities (a)	1,130,851	1,329,736

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interest	13,442	3,242

LIN Television Corporation stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s shares, at cost	(21,984)	(21,984)
Additional paid-in capital	1,140,365	1,130,239
Accumulated deficit	(1,012,601)	(1,164,435)
Accumulated other comprehensive loss	(34,607)	(35,384)
Total stockholder’s equity (deficit)	71,173	(91,564)
Total liabilities, redeemable noncontrolling interest and stockholder's equity (deficit)	$1,215,466	$1,241,414

The accompanying notes are an integral part of the unaudited consolidated financial statements.

(a)
Our consolidated assets as of September 30, 2013 and December 31, 2012 include total assets of: $61,124 and $60,380, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $45,343 and $46,604 and program rights of: $2,351 and $2,060 as of September 30, 2013 and December 31, 2012, respectively. Our consolidated liabilities as of September 30, 2013 and December 31, 2012 include $4,930 and $4,577, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $3,128 and $4,152, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenues	$163,110	$133,076	$468,448	$357,292

Operating expenses:
Direct operating	62,504	38,152	180,695	110,554
Selling, general and administrative	41,319	28,365	118,657	84,791
Amortization of program rights	7,605	5,612	22,542	16,212
Corporate	10,405	9,264	29,770	24,229
Depreciation	11,429	6,824	34,387	20,234
Amortization of intangible assets	5,886	507	17,038	1,462
Restructuring charge	468	—	2,991	—
(Gain) loss from asset dispositions	(9)	(15)	173	(12)
Operating income	23,503	44,367	62,195	99,822

Other expense:
Interest expense, net	13,976	9,310	42,275	28,946
Share of loss in equity investments	—	4,156	25	4,309
Loss on extinguishment of debt	—	—	—	2,099
Other expense, net	2,055	88	2,115	176
Total other expense, net	16,031	13,554	44,415	35,530

Income before (benefit from) provision for income taxes	7,472	30,813	17,780	64,292
(Benefit from) provision for income taxes	(139,313)	11,194	(135,154)	24,101
Income from continuing operations	146,785	19,619	152,934	40,191
Discontinued operations:
Loss from discontinued operations, net of a benefit from income taxes of $541	—	—	—	(1,018)
Gain on the sale of discontinued operations, net of a provision for income taxes of $6,223	—	—	—	11,389
Net income	146,785	19,619	152,934	50,562
Net loss attributable to noncontrolling interests	(430)	(40)	(900)	(481)
Net income attributable to LIN Television Corporation	$147,215	$19,659	$153,834	$51,043

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$146,785	$19,619	$152,934	$50,562
Amortization of pension net losses, reclassified, net of tax of $169 for the three months ended September 30, 2013 and 2012 and $507 and $509 for the nine months ended September 30, 2013 and 2012, respectively	259	262	777	784
Comprehensive income	147,044	19,881	153,711	51,346
Comprehensive loss attributable to noncontrolling interest	(430)	(40)	(900)	(481)
Comprehensive income attributable to LIN Television Corporation	$147,474	$19,921	$154,611	$51,827

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Equity
(unaudited)
(in thousands)

			Investment in Parent Company’s	Additional		Accumulated Other	Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Equity
Balance as of December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Amortization of pension net losses, net of tax of $507	—	—	—	—	—	777	777
LIN Media LLC class A common shares issued pursuant to employee benefit plans	—	—	—	488	—	—	488
LIN Media LLC class A common shares issued pursuant to exercise of stock options	—	—	—	767	—	—	767
Tax benefit from exercise of share options	—	—	—	2,180	—	—	2,180
Share-based compensation	—	—	—	6,691	—	—	6,691
Dividends declared					(2,000)		(2,000)
Purchase of LIN Media LLC class A common shares	—	—	—	—	—	—	—
Net income	—	—	—	—	153,834	—	153,834
Balance as of September 30, 2013	1,000	$—	$(21,984)	$1,140,365	$(1,012,601)	$(34,607)	$71,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Deficit
(unaudited)
(in thousands)

	Common Stock		Investment in Parent Company’s Common	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2011	1,000	$—	$(10,598)	$1,122,133	$(1,157,390)	$(38,777)	$(84,632)
Amortization of pension net losses, net of tax of $509	—	—	—	—	—	784	784
LIN Media LLC class A common shares issued pursuant to employee benefit plans	—	—	—	462	—	—	462
LIN Media LLC class A common shares issued pursuant to exercise of share options	—	—	—	192	—	—	192
Stock-based compensation	—	—	—	5,256	—	—	5,256
Purchase of LIN Media LLC class A common shares	—	—	(11,386)	—	—	—	(11,386)
Net income attributable to LIN Television Corporation	—	—	—	—	51,043	—	51,043
Balance as of September 30, 2012	1,000	$—	$(21,984)	$1,128,043	$(1,106,347)	$(37,993)	$(38,281)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net income	$152,934	$50,562
Loss from discontinued operations	—	1,018
Gain on the sale of discontinued operations	—	(11,389)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	34,387	20,234
Amortization of intangible assets	17,038	1,462
Amortization of financing costs and note discounts	2,723	1,746
Amortization of program rights	22,542	16,212
Cash payments for programming	(23,994)	(17,202)
Loss on extinguishment of debt	—	871
Share of loss in equity investments	25	4,309
Deferred income taxes, net	(7,144)	23,256
Extinguishment of income tax liability related to the Merger	(132,542)	—
Share-based compensation	6,766	5,308
Loss (gain) from asset dispositions	173	(12)
Other, net	1,291	1,293
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,113	(6,371)
Other assets	(597)	(1,634)
Accounts payable	(9,609)	(3,730)
Accrued interest expense	3,761	1,865
Other liabilities and accrued expenses	(12,163)	121
Net cash provided by operating activities, continuing operations	58,704	87,919
Net cash used in operating activities, discontinued operations	—	(2,736)
Net cash provided by operating activities	58,704	85,183

INVESTING ACTIVITIES:
Capital expenditures	(21,671)	(19,337)
Change in restricted cash	—	255,159
Payments for business combinations, net of cash acquired	(10,082)	(34,325)
Proceeds from the sale of assets	76	62
Shortfall loans to joint venture with NBCUniversal	—	(2,292)
Capital contribution to joint venture with NBCUniversal	(100,000)	—
Net cash (used in) provided by investing activities, continuing operations	(131,677)	199,267
Net cash provided by investing activities, discontinued operations	—	29,520
Net cash (used in) provided by investing activities	(131,677)	228,787

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	1,251	652
Tax benefit from exercise of stock options	2,180	—
Proceeds from borrowings on long-term debt	101,000	20,000
Payment of dividend	(2,000)	—
Principal payments on long-term debt	(49,394)	(308,128)
Payment of long-term debt issue costs	(654)	(359)
Treasury stock purchased	—	(11,386)
Net cash provided by (used in) financing activities	52,383	(299,221)

Net (decrease) increase in cash and cash equivalents	(20,590)	14,749
Cash and cash equivalents at the beginning of the period	46,307	18,057
Cash and cash equivalents at the end of the period	$25,717	$32,806
The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

LIN Television Corporation, a Delaware corporation (“LIN Television”), together with its subsidiaries, is a local multimedia company operating in the United States. LIN Television and its subsidiaries are affiliates of HM Capital Partners I LP (“HMC”). In these notes, the terms “Company,” “we,” “us” or “our” mean LIN Television and all subsidiaries included in our consolidated financial statements. LIN Television is a wholly-owned subsidiary of LIN Media LLC (“LIN LLC”).

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “Merger Agreement”).  Entry into the Merger Agreement had previously been announced by LIN TV on its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2013.

LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to "LIN LLC," "we," "us," or the "Company" in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

LIN LLC has no independent assets or operations and guarantees all of our debt. All of the consolidated wholly-owned subsidiaries of LIN Television fully and unconditionally guarantee our Senior Secured Credit Facility, 83/8% Senior Notes due 2018 (the “83/8% Senior Notes”) and 63/8% Senior Notes due 2021 (the “63/8% Senior Notes”) on a joint-and-several basis, subject to customary release provisions.

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

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the GECC Guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012 because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million incremental term loan facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss carryforwards to offset the taxable gain recognized in such transaction, we had an approximate $163 million income tax payable associated with this transaction remaining, $132.5 million of which was extinguished as a result of the closing of the Agreement and Plan of Merger further described below.

Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the Merger Agreement with LIN LLC as described above. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

Based on an average of the opening and closing trading prices of LIN TV's class A common stock at the consummation of the Merger,  LIN TV realized a capital loss in the amount of approximately $344 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of such stock as of July 30, 2013.  The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and, as a result, we realized cash savings of $132.5 million, resulting in a remaining tax liability of $30.5 million associated with the JV Sale Transaction. We made estimated state and federal tax payments to settle $29 million of this tax liability during October 2013 and expect to fund the remaining liability when it becomes due in November 2013.

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”), a third party licensee, for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”), a third party licensee, for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), a third-party licensee, for KWBQ-TV in the Santa Fe, NM market, KRWB-TV in the Roswell, NM market and KASY-TV in the Albuquerque, NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the stations' expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations.

We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$453	$418
Accounts receivable, net	7,452	6,021
Other assets	1,078	2,092
Total current assets	8,983	8,531
Property and equipment, net	3,063	3,190
Broadcast licenses and other intangible assets, net	45,343	46,604
Other assets	3,735	2,055
Total assets	$61,124	$60,380

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,216	$1,451
Accounts payable	668	—
Accrued expenses	1,134	425
Program obligations	1,597	2,185
Total current liabilities	4,615	4,061
Long-term debt, excluding current portion	3,765	3,950
Program obligations	1,531	1,967
Other liabilities	51,213	50,402
Total liabilities	$61,124	$60,380

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $51.2 million and $50.4 million as of September 30, 2013 and December 31, 2012, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements.

This reflects the fact that as of September 30, 2013 and December 31, 2012, we have an option that we may exercise if the Federal Communications Commission (“FCC”) attribution rules change. The option would allow us to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets.

Redeemable Noncontrolling Interest

The following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to Nami Media, Inc. (“Nami Media”), HYFN, Inc. (“HYFN”) and Dedicated Media, Inc. (“Dedicated Media”), which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2012	$3,242
Acquisition of redeemable noncontrolling interest	11,025
Net loss	(900)
Share-based compensation	75
Balance as of September 30, 2013	$13,442

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Our actual results could differ from these estimates. Estimates are used for the allowance for doubtful accounts in receivables, valuation of goodwill and intangible assets, assumptions used to determine fair value of financial instruments, amortization and impairment of program rights and intangible assets, share-based compensation and other long-term incentive compensation arrangements, pension costs, barter transactions, income taxes, employee medical insurance claims, useful lives of property and equipment, contingencies, litigation and net assets of businesses acquired.

Recently Issued Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013 and interim periods therein. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-2, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification 220, “Comprehensive Income.” The amendments require an entity to disclose the impact of amounts reclassified out of accumulated other comprehensive income and into net income, by the respective line items of net income, if the amounts reclassified are reclassified to net income in their entirety in the same reporting period. The disclosure is required either on the face of the statement where net income is presented or in the notes. For amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We prospectively adopted this guidance effective January 1, 2013 and it did not have a material impact on our financial statements.

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

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$7,315
Equipment	158
Other intangible assets	4,620
Goodwill	1,796
Current liabilities	(4,303)
Noncontrolling interest	(3,834)
Total	$5,752

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

HYFN, Inc.

On April 4, 2013, we acquired a 50.1% interest (calculated on a fully diluted basis) in HYFN, a full service digital advertising agency specializing in the planning, development, deployment and support for websites, mobile sites, interactive banners, games and various applications for multiple devices.  The purchase price totaled $7.2 million, $6.9 million of which was funded from cash on hand and $0.3 million was accrued at the time of the acquisition and is expected to be paid in accordance with the provisions of the purchase agreement during the fourth quarter of 2013.

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

The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$3,759
Non-current assets	13
Equipment	179
Other intangible assets	3,580
Goodwill	9,160
Current liabilities	(920)
Non-current liabilities	(1,361)
Noncontrolling interest	(7,191)
Total	$7,219

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

Goodwill of $1.8 million and $9.2 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisitions of Dedicated Media and HYFN, respectively.  None of the goodwill recognized in connection with the acquisitions of Dedicated Media and HYFN is deductible for tax purposes.

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of September 30, 2013 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of September 30, 2013, we believe that achieving the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of September 30, 2013.

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

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and Vaughan in the acquisition (in thousands):

Program rights assets	$2,040
Property and equipment	100,124
Broadcast licenses	133,120
Definite-lived intangible assets	55,837
Goodwill	65,024
Current liabilities	(417)
Non-current liabilities	(2,239)
Long-term debt assumed	(13,989)
Total	$339,500

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

ACME Television, LLC

On December 10, 2012, we acquired certain assets of the ACME Television, LLC (“ACME”) television stations KWBQ-TV, KRWB-TV and KASY-TV (collectively the “ACME Acquired Stations”), each of which serves the Albuquerque-Santa Fe, NM market. KASY, an unrelated third party, acquired the remaining assets of the ACME Acquired Stations, including the FCC licenses. The aggregate purchase price for the ACME Acquired Stations was $19 million, of which we paid approximately $17.3 million and KASY paid approximately $1.7 million.

We also agreed to provide certain services to the ACME Acquired Stations pursuant to SSAs with KASY.  Under the SSAs with KASY, we provide administrative and technical services, supporting the business and operations of the ACME Acquired Stations in exchange for commissions and fees that provide us the benefit of certain returns from the business of the ACME Acquired Stations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by both us and KASY in the acquisition (in thousands):

Current assets	$1,656
Non-current assets	1,968
Other intangible assets	12,898
Goodwill	5,331
Non-current liabilities	(2,858)
Total	$18,995

Goodwill of $65 million and $5.3 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of synergies and economies of scale we expect to realize from the acquisitions of the television stations from New Vision and ACME, respectively.  All of the goodwill recognized in connection with the acquisitions of New Vision and ACME is deductible for tax purposes.

Net revenues and operating income of the television stations acquired during 2012 included in our consolidated statements of operations for the nine months ended September 30, 2013 were $105.5 million and $2.5 million, respectively.

During the three and nine months ended September 30, 2013, certain measurement period adjustments were made to the initial allocation performed in the fourth quarter of 2012 for the New Vision acquisition and the New Vision and ACME acquisitions, respectively, which were not material to the consolidated financial statements.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations as of September 30, 2012, assuming that the above acquisitions of television stations from New Vision and ACME, along with transactions necessary to finance the acquisitions, occurred on January 1, 2011 (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net revenue	$169,954	$463,122
Net income	$19,044	$45,211
Basic income per common share attributable to LIN Media LLC	$0.36	$0.83
Diluted income per common share attributable to LIN Media LLC	$0.35	$0.81

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2011. The pro forma adjustments for the three and nine months ended September 30, 2012 reflect depreciation expense, amortization of intangibles and amortization of program contract costs related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing and transaction related costs and the related tax effects of the adjustments.

Nami Media, Inc.

On November 22, 2011, we acquired a 57.6% interest (a 50.1% interest calculated on a fully diluted basis) in Nami Media, a digital advertising management and technology company based in Los Angeles, CA. Under the terms of our agreement with Nami Media, we agreed to purchase the remaining outstanding shares of Nami Media in 2014 if Nami Media achieves a target EBITDA in 2013 as outlined in the purchase agreement. The purchase price of these shares is based on multiples of Nami Media’s 2013 net revenues and EBITDA. Our maximum potential obligation under the purchase agreement is $37.4 million. Additionally, if Nami Media does not meet the target EBITDA in 2013, we have the option to purchase the remaining outstanding shares using the same purchase price multiple. Our obligation to purchase the noncontrolling interest holders’ shares is essentially outside of our control, because it is based on the achievement of target EBITDA in 2013. Therefore, the noncontrolling interest related to Nami Media as of September 30, 2013 and December 31, 2012 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition date, the fair value of the noncontrolling interest was $3.5 million, and was measured based on the purchase price for our 57.6% ownership interest and the net assets acquired as of the acquisition date. As of September 30, 2013, we believe that achievement of the financial targets is not probable and therefore, have not reflected these obligations in our consolidated financial statements.

In 2014, if we do not purchase the remaining outstanding shares of Nami Media by the date set forth in the purchase agreements, the noncontrolling interest holders have the right to purchase our interest in Nami Media. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the 2013 EBITDA target is not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of September 30, 2013 and December 31, 2012.

Note 3 — Discontinued Operations

WWHO-TV

On February 16, 2012, we completed the sale of substantially all of the assets of WWHO-TV, our CW affiliate serving Columbus, OH, to Manhan Media, Inc.  During the nine months ended September 30, 2012, we recorded a loss on the sale of WWHO-TV of $0.4 million ($0.3 million, net of tax).

WUPW-TV

On April 21, 2012, we completed the sale of substantially all of the assets of WUPW-TV to WUPW, LLC. During the nine months ended September 30, 2012, we recorded a gain on the sale of WUPW-TV of $18 million ($11.7 million, net of tax).
The following presents summarized information for the discontinued operations (in thousands):

	Nine Months Ended September 30,
	2013			2012
	WWHO- TV	WUPW- TV	Total	WWHO- TV	WUPW- TV	Total
Net revenues	$—	$—	$—	$440	$2,193	$2,633
Operating loss	—	—	—	(393)	(1,166)	(1,559)
Net loss	—	—	—	(252)	(766)	(1,018)

Note 4 — Investments

Joint Venture with NBCUniversal

As of December 31, 2012, we held a 20.38% interest in SVH, a joint venture with NBCUniversal, and accounted for our interest using the equity method as we did not have a controlling interest. SVH held a 99.75% interest in SVO, which is the operating company that managed KXAS-TV and KNSD-TV, the television stations that comprised the joint venture.

As further described in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies,” on February 12, 2013, LIN TV, LIN Television, and LIN Texas entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement among subsidiaries of NBCUniversal, Comcast, the GE Parties, and SVH.

Pursuant to the JV Sale Transaction, in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations related to any shortfall funding agreements. Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. As a result of the JV Sale Transaction, neither we nor any of our direct or indirect subsidiaries have any further investment in or obligations (funding or otherwise) related to SVH, including, without limitation, to make any other unsecured shortfall loans or payments under the GECC Note or the GECC Guarantee.

Note 5 — Intangible Assets

Goodwill totaled $203.5 million and $192.5 million at September 30, 2013 and December 31, 2012, respectively. The change in the carrying amount of goodwill during the nine months ended September 30, 2013 was as follows (in thousands):

Goodwill
Balance as of December 31, 2012	$192,514
Acquisitions	10,956
Balance as of September 30, 2013	$203,470

The following table summarizes the carrying amounts of intangible assets (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	86,606	(34,465)	75,625	(16,071)
Total	$623,121	$(34,465)	$612,140	$(16,071)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

There were no events during the nine months ended September 30, 2013 and September 30, 2012 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Note 6 — Debt

Debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit loans	$—	$—
$120,313 and $125,000 Term loans, net of discount of $368 and $435 as September 30, 2013 and December 31, 2012, respectively	119,945	124,565
$315,000 and $257,400 Incremental term loans, net of discount of $1,768 and $2,020 as of September 30,2013 and December 31, 2012, respectively	313,232	255,380
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,718	14,881
Other debt	4,457	5,401
Total debt	942,352	890,227
Less current portion	15,801	10,756
Total long-term debt	$926,551	$879,471

During the three and nine months ended September 30, 2013, we paid $2.4 million and $7.1 million, respectively, of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

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

During the nine months ended September 30, 2012, we recorded a loss on extinguishment of debt of $2.1 million to our consolidated statement of operations, consisting of a write-down of deferred financing fees and unamortized discount related to the redemption of our 6 ½% Senior Subordinated Notes and our 6 ½% Senior Subordinated Notes — Class B (“6 ½% Senior Subordinated Notes”).

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	September 30, 2013	December 31, 2012
Carrying amount	$927,634	$875,346
Fair value	944,212	910,500

Note 7 — Fair Value Measurements

We record the fair value of certain financial assets and liabilities on a recurring basis.  The following table summarizes the financial assets measured at fair value in the accompanying financial statements using the three-level fair value hierarchy as of September 30, 2013 and December 31, 2012 (in thousands):

	Significant Observable Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)	Total
September 30, 2013:
Assets:
Deferred compensation related investments	$678	$3,075	$3,753

December 31, 2012:
Assets:
Deferred compensation related investments	$619	$2,461	$3,080

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

Note 8 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic pension cost (benefit):
Interest cost	$1,314	$1,364	$3,942	$4,092
Expected return on plan assets	(1,670)	(1,549)	(5,010)	(4,647)
Amortization of net loss	428	431	1,284	1,293
Net periodic cost	$72	$246	$216	$738
Contributions:
401(k) Plan	$1,229	$915	$3,653	$2,835
Defined contribution retirement plans	59	82	143	263
Defined benefit retirement plans	1,231	3,807	3,944	6,097
Total contributions	$2,519	$4,804	$7,740	$9,195

See Note 11 — “Retirement Plans” in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a full description of our retirement plans.

Note 9 — Restructuring

During the three and nine months ended September 30, 2013, we recorded a restructuring charge of $0.5 million and $3.0 million, respectively, primarily related to severance and related costs as a result of the integration of the television stations acquired during 2012.  During the three and nine months ended September 30, 2013, we made cash payments of $0.4 million and $2.8 million, respectively, related to these restructuring actions.  We expect to make cash payments of approximately $0.2 million during the remainder of 2013 related to these restructuring activities.

Also, during the year ended December 31, 2012, we recorded a restructuring charge of $2.4 million as a result of the consolidation of certain activities at our stations.  During the nine months ended September 30, 2013, we made cash payments of $0.7 million related to these restructuring actions.  We do not expect to make significant cash payments during the remainder of the year with respect to such transactions, as the majority of the restructuring activities are complete as of the date of this report.

Severance and Related
Balance as of December 31, 2012	$717
Charges	2,991
Payments	(3,474)
Balance as of September 30, 2013	$234

Note 10 — Income Taxes

We recorded a benefit from income taxes of $139.3 million and $135.2 million for the three and nine months ended September 30, 2013, respectively, compared to a provision for income taxes of $11.2 million and $24.1 million for the three and nine months ended September 30, 2012, respectively. The benefit from income taxes for the three and nine months ended September 30, 2013 was primarily a result of a $124.6 million discrete tax benefit recognized as a result of the Merger as well as an $18.2 million discrete tax benefit recognized as a result of the reversal of a state valuation allowance further described below. Our effective income tax rate was (772.2)% and 37.5% for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The change in the effective income tax rate was primarily due to the tax benefits discussed above. We expect our effective income tax rate to range between 42% and 44% during the remainder of 2013.

As of December 31, 2012, we had a valuation allowance of $18.2 million offsetting certain state net operating loss carryforwards and other state deferred tax assets. During the third quarter of 2013, after evaluating our ability to recover certain net operating loss carryforwards due to the change in tax structure as a result of the Merger, we determined that we will more likely than not be able to realize these deferred tax assets. As a result, we reversed the valuation allowance and recognized a corresponding tax benefit of $18.2 million.

As a result of the JV Sale Transaction, we recognized $27.5 million and $0.9 million of incremental short-term deferred federal and state tax liabilities, respectively. The financial impact of the JV Sale Transaction and corresponding tax expense of $28.4 million was reflected in our consolidated financial statements for the year ended December 31, 2012.  During the first quarter of 2013, approximately $163 million of short term deferred liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction.  As a result of the close of the Merger on July 30, 2013, $132.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $30.5 million associated with the JV Sale Transaction.  For further discussion regarding the JV Sale Transaction and the Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 11 — “Commitments and Contingencies.”

Note 11 — Commitments and Contingencies

We lease land, buildings, vehicles and equipment pursuant to non-cancelable operating lease agreements and we contract for general services pursuant to non-cancelable operating agreements that expire at various dates through 2036. In addition, we have entered into commitments for future syndicated entertainment and sports programming. Future payments for these non-cancelable operating leases and agreements, and future payments associated with syndicated television programs as of September 30, 2013 are as follows (in thousands):

Commitments

Year	Operating Leases and Agreements	Syndicated Television Programming		Total

2013	$10,401	$12,918	(1)	$23,319
2014	37,515	24,221		61,736
2015	29,663	19,112		48,775
2016	13,845	12,195		26,040
2017	11,699	2,499		14,198
Thereafter	10,893	367		11,260
Total obligations	$114,016	$71,312		$185,328

(1) Includes $11.5 million of program obligations recorded on our consolidated balance sheet as of September 30, 2013.

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

On February 12, 2013, we, along with our wholly-owned subsidiary, LIN Texas, entered into, and simultaneously closed the transactions contemplated by the Transaction Agreement with subsidiaries of NBCUniversal, the GE Parties, Comcast, and SVH. The Transaction Agreement effected a series of transactions whereby in exchange for LIN Television causing a $100 million capital contribution to be made to SVH (which was used to prepay a portion of the GECC Note), LIN TV was released from the GECC Guarantee and any further obligations relating to the shortfall funding agreements.  Further, LIN Texas sold its 20.38% equity interest in SVH to affiliates of NBCUniversal, and the LIN parties transferred their rights to receivables related to the Shortfall Funding Loans for $1. The Transaction Agreement contains certain indemnifications and obligations with respect to representations and warranties; however, we do not anticipate that such obligations will result in any material liability to the Company.

We accrued for and expensed the $100 million capital contribution to SVH to secure the release of the guarantee and recorded the related tax effects in our consolidated financial statements as of December 31, 2012, because it represented a probable and estimable obligation of the Company.  In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment. As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards, we had an approximate $163 million income tax payable remaining, $132.5 million of which was extinguished as a result of the Merger described below.

On February 12, 2013, we also announced that LIN TV entered into the Merger Agreement with LIN LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of LIN TV. On July 30, 2013, the shareholders of LIN TV approved the Merger and pursuant to the Merger Agreement, LIN TV was merged with and into LIN LLC with LIN LLC continuing as the surviving entity. The Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and that change in classification was treated as a liquidation of LIN TV for federal income tax purposes with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

Based on an average of the opening and closing trading prices of LIN TV's class A common stock at the consummation of the Merger, LIN TV realized a capital loss of approximately $344 million, which represents the difference between its tax basis in the stock of LIN Television, and the fair market value of this stock as of July 30, 2013.  The capital loss realized and existing net operating losses were used to offset a portion of the capital gain recognized in the JV Sale Transaction and as a result, we realized tax savings of $132.5 million, resulting in a remaining tax liability of $30.5 million associated with the JV Sale Transaction. We made estimated state and federal tax payments to settle $29 million of this tax liability during October 2013 and expect to fund the remaining liability when it becomes due in November 2013.

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