Form 10-Q
period 2014-03-31
LIN Media LLC
filed 2014-05-12
CIK 1575571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report pursuant to Section 13 OR 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

(512) 774-6110
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

LIN Media LLC Class A common shares, outstanding as of May 7, 2014: 34,498,900 shares.
LIN Media LLC Class B common shares, outstanding as of May 7, 2014: 20,901,726 shares.
LIN Media LLC Class C common shares, outstanding as of May 7, 2014: 2 shares.
LIN Television Corporation common stock, $0.01 par value, outstanding as of May 7, 2014: 1,000 shares.

EXPLANATORY NOTE

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN Media LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV (“LIN LLC”), with LIN LLC as the surviving entity (the “ 2013 LIN LLC Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “2013 LIN LLC Merger Agreement”).  Entry into the 2013 LIN LLC Merger Agreement had previously been reported by LIN TV on its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 15, 2013.

LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor issuer to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to LIN LLC, we, us, or the Company in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the 2013 LIN LLC Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the 2013 LIN LLC Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements

LIN Media LLC
Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,887	$12,525
Accounts receivable, less allowance for doubtful accounts (2014 - $3,615; 2013 - $3,188)	138,517	145,309
Deferred income tax assets	8,229	6,898
Other current assets	13,781	15,201
Total current assets	181,414	179,933
Property and equipment, net	223,186	221,078
Deferred financing costs	15,647	16,448
Goodwill	210,627	203,528
Broadcast licenses	536,515	536,515
Other intangible assets, net	53,655	47,049
Other assets	16,191	12,299
Total assets (a)	$1,237,235	$1,216,850
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,925	$17,364
Accounts payable	15,263	14,002
Income taxes payable	1,686	1,420
Accrued expenses	56,112	51,696
Program obligations	7,030	7,027
Total current liabilities	99,016	91,509
Long-term debt, excluding current portion	931,531	927,328
Deferred income tax liabilities	58,815	64,686
Program obligations	3,945	4,146
Other liabilities	29,452	27,209
Total liabilities (a)	1,122,759	1,114,878
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	9,820	12,845
LIN Media LLC shareholders’ equity:
Class A common shares, 100,000,000 shares authorized, Issued: 39,446,659 and 39,013,005 shares as of March 31, 2014 and December 31, 2013, respectively. Outstanding: 34,499,000 and 34,065,346 shares as of March 31, 2014 and December 31, 2013, respectively	635,810	624,564
Class B common shares, 50,000,000 shares authorized, 20,901,726 shares as of March 31, 2014 and December 31, 2013, respectively, issued and outstanding; convertible into an equal number of shares of class A common or class C common shares	518,395	518,395
Class C common shares, 50,000,000 shares authorized, 2 shares as of March 31, 2014 and December 31, 2013, issued and outstanding; convertible into an equal number of shares of class A common shares	—	—
Treasury shares, 4,947,659 shares of class A common shares as of March 31, 2014 and December 31, 2013, at cost	(21,984)	(21,984)
Accumulated deficit	(1,004,665)	(1,006,322)
Accumulated other comprehensive loss	(25,335)	(25,526)
Total LIN Media LLC shareholders’ equity	102,221	89,127
Noncontrolling interest	2,435	—
Total equity	104,656	89,127
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$1,237,235	$1,216,850
________________________________________________________________

(a)
Our consolidated assets as of March 31, 2014 and December 31, 2013 include total assets of: $55,024 and $56,056, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $44,118 and $44,677 and program rights of: $2,254 and $2,186 as of March 31, 2014 and December 31, 2013, respectively. Our consolidated liabilities as of March 31, 2014 and December 31, 2013 include $4,014 and $4,126, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $2,698 and $2,727, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net revenues	$166,241	$140,992

Operating expenses:
Direct operating	69,434	54,568
Selling, general and administrative	44,940	37,298
Amortization of program rights	6,593	7,785
Corporate	12,541	10,271
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Restructuring charge	—	2,132
Loss from asset dispositions	94	95
Operating income	16,382	11,776

Other expense:
Interest expense, net	14,209	13,871
Share of loss in equity investments	75	—
Other expense (income), net	18	(24)
Total other expense, net	14,302	13,847

Income (loss) before provision for (benefit from) income taxes	2,080	(2,071)
Provision for (benefit from) income taxes	1,021	(1,051)
Net income (loss)	1,059	(1,020)
Net loss attributable to noncontrolling interests	(598)	(164)
Net income (loss) attributable to LIN Media LLC	$1,657	$(856)

Basic net income (loss) per common share:
Net income (loss)	$0.03	$(0.02)

Weighted-average number of common shares outstanding used in calculating basic income (loss) per common share	53,669	51,910

Diluted net income (loss) per common share:
Net income (loss)	$0.03	$(0.02)

Weighted-average number of common shares outstanding used in calculating diluted income per common share	56,593	51,910

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss)	$1,059	$(1,020)
Amortization of pension net losses, net of tax of $124 and $169 for the three months ended March, 31, 2014 and 2013, respectively, reclassified	191	259
Comprehensive income (loss)	1,250	(761)
Comprehensive loss attributable to noncontrolling interest	(598)	(164)
Comprehensive income (loss) attributable to LIN Media LLC	$1,848	$(597)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Shareholders’ Equity
(unaudited)
(in thousands)

						Accumulated
	Common Shares			Treasury		Other		Total
	Class A	Class B	Class C	Shares	Accumulated	Comprehensive	Noncontrolling	Shareholders'
	Amount	Amount	Amount	(at cost)	Deficit	Loss	Interest	Equity
Balance as of December 31, 2013	$624,564	$518,395	$—	$(21,984)	$(1,006,322)	$(25,526)	$—	$89,127
Pension liability adjustment, net of tax of $124	—	—	—	—	—	191	—	191
Issuance of class A common shares	1,163	—	—	—	—	—	—	1,163
Tax benefit from exercise of share options and vesting of restricted share awards	7,784	—	—	—	—	—	—	7,784
Share-based compensation	2,299	—	—	—	—	—	—	2,299
Net income attributable to LIN Media LLC	—	—	—	—	1,657	—	—	1,657
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	—	2,435	2,435
Balance as of March 31, 2014	$635,810	$518,395	$—	$(21,984)	$(1,004,665)	$(25,335)	$2,435	$104,656

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statement of Stockholders’ Deficit
(unaudited)
(in thousands)

							Accumulated
	Common Stock			Treasury	Additional		Other	Total
	Class A	Class B	Class C	Stock	Paid-In	Accumulated	Comprehensive	Stockholders'
	Amount	Amount	Amount	(at cost)	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	$313	$235	$—	$(21,984)	$1,129,691	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $169	—	—	—	—	—	—	259	259
Stock-based compensation	2	—	—	—	2,419	—	—	2,421
Net loss attributable to LIN Media LLC	—	—	—	—	—	(856)	—	(856)
Balance as of March 31, 2013	$315	$235	$—	$(21,984)	$1,132,110	$(1,165,291)	$(35,125)	$(89,740)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Media LLC
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,059	$(1,020)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Amortization of financing costs and note discounts	907	896
Amortization of program rights	6,593	7,785
Cash payments for programming	(6,866)	(7,707)
Share of loss in equity investments	75	—
Share-based compensation	2,307	1,941
Deferred income taxes, net	456	(1,237)
Loss from asset dispositions	94	95
Other, net	985	428
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,315	11,020
Other assets	(3,174)	(710)
Accounts payable	(2,931)	(9,524)
Accrued interest expense	(416)	4,020
Other liabilities and accrued expenses	5,122	(1,222)
Net cash provided by operating activities	36,783	21,832

INVESTING ACTIVITIES:
Capital expenditures	(5,609)	(6,798)
Acquisition of broadcast towers	(7,257)	—
Payments for business combinations, net of cash acquired	(22,346)	—
Proceeds from the sale of assets	45	13
Contributions to equity investments	(75)	—
Capital contribution to joint venture with NBCUniversal	—	(100,000)
Net cash used in investing activities	(35,242)	(106,785)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,163	501
Proceeds from borrowings on long-term debt	40,000	85,000
Principal payments on long-term debt	(34,342)	(22,840)
Payment of long-term debt issue costs	—	(515)
Net cash provided by financing activities	6,821	62,146

Net increase (decrease) in cash and cash equivalents	8,362	(22,807)
Cash and cash equivalents at the beginning of the period	12,525	46,307
Cash and cash equivalents at the end of the period	$20,887	$23,500
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

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “LIN LLC Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “2013 LIN LLC Merger Agreement”).  LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the 2013 LIN LLC Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to "LIN LLC," "we," "us," or the "Company" in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the 2013 LIN LLC Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the 2013 LIN LLC Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and VIEs for which we are the primary beneficiary. We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”) and related agreements to evaluate whether consolidation of entities that are party to such arrangements is required under U.S. GAAP.

We conduct our business through LIN Television and its subsidiaries.  Prior to the 2013 LIN LLC Merger, LIN TV had no operations or assets other than its investments in its subsidiaries.  Subsequent to the 2013 LIN LLC Merger and consistent with its classification as a partnership for federal income tax purposes, LIN LLC has separate operations relating to the administration of the partnership.  The consolidated financial statements of LIN LLC represent its own operations and the consolidated operations of LIN Television, which remains a corporation after the 2013 LIN LLC Merger.

During the first quarter of 2014, as a result of the continued growth in our digital business, we reevaluated our organization and the nature of our business activities and began assessing and internally reporting financial information for our broadcast business and our digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites. Our Digital segment includes the operating results of our digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), Nami Media, Inc. ("Nami Media"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media Publishing LLC ("Federated Media"). Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have restated prior period disclosures to reflect this change in our reportable operating segments. See Note 5 - “Segment Reporting” for further discussion.
On March 21, 2014, we filed a Current Report on Form 8-K for the purpose of announcing that LIN LLC entered into an Agreement and Plan of Merger with Media General, Inc., a Virginia corporation (“Media General”), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”) pursuant to which Merger Sub 1 will, upon the terms and subject to the conditions thereof, merge with and into Media General (the “Media General Merger”), with Media General surviving the Media General Merger as a wholly owned subsidiary of New Holdco, and immediately following the consummation of the Media General Merger, Merger Sub 2 will merge with and into LIN LLC (the “LIN Merger” and together with the Media General Merger, the “Merger”), with LIN LLC surviving the LIN Merger as a wholly owned subsidiary of New Holdco.
As a result of the Merger, the combined company will own and operate or service 74 stations across 46 markets, reaching approximately 26.5 million households or 23% of U.S. TV households (certain of these stations are expected to be swapped or otherwise divested in order to address regulatory considerations). The transaction is currently expected to close during the first quarter of 2015. For more information concerning the Merger, refer to the Current Report on Form 8-K filed with the SEC on March 21, 2014.
 Joint Venture Sale Transaction and Merger

On February 12, 2013, we, along with our wholly-owned subsidiaries LIN Television and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into an agreement whereby LIN Texas sold its 20.38% equity interest in Station Venture Holdings ("SVH"), a joint venture in which an affiliate of NBCUniversal ("NBC") held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”). Pursuant to the JV Sale Transaction, LIN Television made a $100 million capital contribution to SVH and in turn, was released from the guarantee of an $815.5 million note held by SVH ("GECC Guarantee") as well as any further obligations related to any shortfall funding agreements between LIN Television and SVH.

Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the 2013 LIN LLC Merger Agreement. The 2013 LIN LLC Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

For further discussion of the JV Sale Transaction and the 2013 LIN LLC Merger, refer to Item 1. "Business" and Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies," Note 13 - "Commitments and Contingencies" to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "10-K").

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”) for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”) for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), KWBQ-TV, KRWB-TV and KASY-TV in the Albuquerque, Santa-Fe NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the stations' expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations. We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

An order that the Federal Communications Commission (“FCC”) adopted in March 2014, however, may require changes in our relationship with these entities going forward. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have two years from the date on which the rules become effective to amend or terminate those arrangements unless they are able to obtain a waiver of such rules. Accordingly, absent further developments or the grant of a waiver, we may be required to modify or terminate our existing JSAs to comply with FCC requirements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$303	$278
Accounts receivable, net	5,922	6,345
Other assets	927	927
Total current assets	7,152	7,550
Property and equipment, net	2,330	2,469
Broadcast licenses and other intangible assets, net	44,118	44,677
Other assets	1,424	1,360
Total assets	$55,024	$56,056

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,162
Accounts payable	57	63
Accrued expenses	1,259	1,336
Program obligations	1,241	1,303
Total current liabilities	3,719	3,864
Long-term debt, excluding current portion	2,715	3,005
Program obligations	1,457	1,424
Other liabilities	47,133	47,763
Total liabilities	$55,024	$56,056

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.1 million and $47.8 million as of March 31, 2014 and December 31, 2013, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of March 31, 2014 and December 31, 2013, LIN Television has an option that it may exercise if the FCC attribution rules change. The option would allow LIN Television to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. As a result of the changes announced by the FCC, these arrangements, including the options described above, will need to be modified or terminated unless a waiver can be obtained from the FCC.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest as of December 31, 2013 includes the interest of minority shareholders of HYFN, Dedicated Media and Nami Media. During the three months ended March 31, 2014, we have reclassified the interest of the minority shareholders of Nami Media to permanent equity, as the mandatory redemption feature of Nami Media's minority shareholders' interest lapsed in February 2014. Accordingly, the following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to HYFN and Dedicated Media, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$12,845
Net loss	(598)
Share-based compensation	8
Reclassification to noncontrolling interest (Nami Media)	(2,435)
Balance as of March 31, 2014	$9,820

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (in thousands):

	Three Months Ended March 31,
Denominator for EPS calculation:	2014	2013
Weighted-average common shares, basic	53,669	51,910
Effect of dilutive securities:
Share options	2,924	—
Weighted-average common shares, diluted	56,593	51,910

We apply the treasury stock method to measure the dilutive effect of our outstanding share options and restricted share awards and include the respective common share equivalents in the denominator of our diluted EPS calculation.  Securities representing 0.1 million and 0.8 million common shares for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted EPS for these periods because their effect would have been anti-dilutive.  The net income per share amounts are the same for our class A, class B and class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 2 — Acquisitions

Federated Media Publishing, Inc.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc., which we subsequently converted into a Delaware limited liability company ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.3 million, net of cash, subject to post-closing adjustments, and was funded from cash on hand and amounts drawn on our revolving credit facility.
The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$9,811
Property and equipment	72
Non-current assets	196
Other intangible assets	11,497
Goodwill	7,099
Current liabilities	(6,368)
Total	$22,307

The amount allocated to definite-lived intangible assets represents the estimated fair values of publisher relationships of $4.2 million, customer relationships of $1.2 million, completed technology of $3.9 million, and trademarks of $2.2 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for publisher relationships, 4 years for customer relationships, 3 years for completed technology and 7 years for trademarks.

Goodwill of $7.1 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisition of Federated Media.  All of the goodwill recognized in connection with the acquisition of Federated Media is deductible for tax purposes.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three months ended March 31, 2014 and 2013 assuming that the above acquisition of Federated Media, along with transactions necessary to finance the acquisition, occurred on January 1, 2013 (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net revenue	$167,608	$149,069
Net income (loss)	$439	$(5,089)
Basic income (loss) per common share attributable to LIN Media LLC	$0.01	$(0.10)
Diluted income (loss) per common share attributable to LIN Media LLC	$0.01	$(0.10)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2013. The pro forma adjustments for the three months ended March 31, 2014 and 2013 reflect depreciation expense, amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

In connection with the acquisition of Federated Media, we and Federated Media incurred a combined total of $0.8 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2014 pro forma amounts. The 2013 pro forma net loss was adjusted to include these costs, as they are directly attributable to the acquisition of Federated Media.

Net revenues and operating loss of Federated Media included in our consolidated statements of operations for the three months ended March 31, 2014 were $4 million and $(0.5) million, respectively.

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

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of March 31, 2014 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of March 31, 2014, we believe that achievement of the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of March 31, 2014.

Note 3 — Intangible Assets

Goodwill totaled $210.6 million and $203.5 million at March 31, 2014 and December 31, 2013, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2014 was as follows (in thousands):

Goodwill
Broadcast:
Balance as of December 31, 2013	$185,237
Acquisitions	—
Balance as of March 31, 2014	$185,237
Digital:
Balance as of December 31, 2013	18,291
Acquisitions	7,099
Balance as of March 31, 2014	$25,390
Total:
Balance as of December 31, 2013	$203,528
Acquisitions	7,099
Balance as of March 31, 2014	$210,627

The following table summarizes the carrying amounts of intangible assets (in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	98,143	(44,488)	85,966	(38,917)
Total	$634,658	$(44,488)	$622,481	$(38,917)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer and publisher relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

Note 4— Debt

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the “6 3/8% Senior Notes”) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit loans	$15,000	$5,000
$115,625 and $118,750 Term loans, net of discount of $322 and $345 as March 31, 2014 and December 31, 2013, respectively	115,303	118,405
$313,400 and $314,200 Incremental term loans, net of discount of $1,599 and $1,684 as of March 31, 2014 and December 31, 2013, respectively	311,801	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,477	14,604
Other debt	3,875	4,167
Total debt	950,456	944,692
Less current portion	18,925	17,364
Total long-term debt	$931,531	$927,328

During the three months ended March 31, 2014, we paid $3.9 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

In January and February 2014, we drew $40 million on our revolving credit facility to fund the acquisition of Federated Media as well as normal operating activities. We subsequently made payments against these borrowings in the amount of $30 million, resulting in an outstanding balance on our revolving credit facility of $15 million as of March 31, 2014.

In February 2013, pursuant to our existing credit agreement, we issued $60 million of new debt in the form of a tranche B-2 incremental term facility (the “Incremental Facility”).  The Incremental Facility is a five-year term loan facility and is subject to the terms of LIN Television’s existing credit agreement, dated as of October 26, 2011, as amended on December 24, 2012, by and among LIN Television, JP Morgan Chase Bank as Administrative Agent and the banks and other financial institutions party thereto (the “Credit Agreement”).  The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million capital contribution made to SVH pursuant to the JV Sale Transaction.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2014	December 31, 2013
Carrying amount	$935,979	$930,088
Fair value	966,967	954,255

Note 5 — Segment Reporting

During the first quarter of 2014, as a result of the continued growth in our digital business, we began assessing and internally reporting financial information for our broadcast business and our digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of our digital companies; LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media, and Federated Media. Unallocated corporate expenses primarily include our costs to operate as a public company and to operate our corporate locations.

We use earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, restructuring charges, share-based compensation, loss or gain on sales of assets, and cash paid for programming (“Adjusted EBITDA”) as the primary financial measure reported to the chief executive officer (the chief operating decision maker) for use in assessing our operating segments’ operating performance. We believe that this measure is useful to investors because it eliminates a significant level of non-cash depreciation and amortization expense and other non-recurring charges and as a result, allows investors to better understand our operating segments’ performance. All adjustments to Adjusted EBITDA presented below to arrive at consolidated pre-tax income (loss) except for depreciation and amortization and cash paid for programming relate primarily to corporate activities. Cash paid for programming pertains only to our Broadcast segment. As a result, we have disclosed depreciation and amortization by segment, as this is the only adjustment to operating income that the chief executive officer reviews on a segment basis. We have presented prior period information to reflect our current reportable segments.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net revenues:
Broadcast	$141,715	$131,951
Digital	24,526	9,041
Total net revenues	$166,241	$140,992

The following table is a reconciliation of Adjusted EBITDA to consolidated pre-tax income (loss):

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Segment Adjusted EBITDA:
Broadcast	$47,470	$40,595
Digital	(893)	164
Total segment Adjusted EBITDA	46,577	40,759
Unallocated corporate Adjusted EBITDA	(7,251)	(4,619)
Less:
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Amortization of program rights	6,593	7,785
Share-based compensation	2,307	1,941
Non-recurring and acquisition-related charges (1)	4,559	3,051
Restructuring charge	—	2,132
Loss on sale of assets	94	95
Add:
Cash payments for programming	6,866	7,707
Operating income	16,382	11,776
Other expense:
Interest expense, net	14,209	13,871
Share of loss in equity investments	75	—
Other expense (income), net	18	(24)
Total other expense, net	14,302	13,847
Consolidated pre-tax income (loss)	$2,080	$(2,071)
_______________________________
(1) Non-recurring charges for the three months ended March 31, 2014 and 2013 primarily consist of expenses related to the Merger and the 2013 LIN LLC Merger, respectively.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating income (loss):
Broadcast	$33,474	$24,158
Digital	(2,678)	(498)
Unallocated corporate	(14,414)	(11,884)
Total operating income	$16,382	$11,776

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Depreciation and amortization:
Broadcast	$14,136	$16,264
Digital	1,775	641
Unallocated corporate	346	162
Total depreciation and amortization	$16,257	$17,067

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Capital expenditures:
Broadcast	$3,937	$5,729
Digital	1,139	799
Unallocated corporate	533	270
Total capital expenditures	$5,609	$6,798

	March 31,	December 31,
	2014	2013
	(in thousands)
Assets:
Broadcast	$1,092,169	$1,100,343
Digital	86,594	69,690
Unallocated corporate	58,472	46,817
Total assets	$1,237,235	$1,216,850

Note 6 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2014	2013
Net periodic pension cost (benefit):
Interest cost	$1,498	$1,314
Expected return on plan assets	(1,758)	(1,670)
Amortization of net loss	315	428
Net periodic cost	$55	$72
Contributions:
401(k) Plan	$1,142	$1,332
Defined contribution retirement plans	39	49
Defined benefit retirement plans	1,347	1,297
Total contributions	$2,528	$2,678

See Note 10 — “Retirement Plans” in Item 15 of our 10-K for a full description of our retirement plans.

Note 7 — Restructuring

As of December 31, 2013, we had a restructuring accrual of $0.4 million related to severance and related costs as a result of the integration of the television stations acquired during 2012 as well as severance and related costs at some of our digital companies.  During the three months ended March 31, 2014, we made cash payments of $0.2 million related to these restructuring actions.  We expect to make cash payments of approximately $0.2 million during the remainder of the year with respect to such transactions.

The activity for these restructuring actions is as follows (in thousands):

	Broadcast	Digital	Corporate	Total Severance and Related
Balance as of December 31, 2013	$105	$315	$3	$423
Charges	—	—	—	—
Payments	89	111	3	203
Balance as of March 31, 2014	$16	$204	$—	$220

Note 8 — Income Taxes

We recorded a provision for income taxes of $1 million for the three months ended March 31, 2014 compared to a benefit from income taxes of $1.1 million for the three months ended March 31, 2013.  The provision for income taxes for the three months ended March 31, 2014 was primarily a result of our $2.1 million pre-tax income from continuing operations. Our effective income tax rate was 49.1% and 50.7% for the three months ended March 31, 2014 and March 31, 2013, respectively.  The decrease in the effective income tax rate was primarily a result of an increase in the proportionate share of losses from zero-rate entities that are excluded from the effective tax rate computation. We expect our effective income tax rate to range between 39% and 41% during the remainder of 2014.

During the first quarter of 2013, approximately $162.8 million of short term deferred tax liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction. As a result of the close of the 2013 LIN LLC Merger on July 30, 2013, $131.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this liability during the fourth quarter of 2013.  For further discussion regarding the income tax effects of the JV Sale Transaction and the 2013 LIN LLC Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 13 — “Commitments and Contingencies.” to our consolidated financial statements in our 10-K.

Note 9 — Commitments and Contingencies

Contingencies

GECC Guarantee and the 2013 LIN LLC Merger

As further described in Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies," pursuant to the JV Sale Transaction, LIN Television made a $100 million capital contribution to SVH and in turn, was released from the GECC Guarantee as well as any further obligations related to any shortfall funding agreements between LIN Television and SVH.
In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment.

As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards, we had an approximate $162.8 million income tax payable remaining, $131.5 million of which was extinguished as a result of the 2013 LIN LLC Merger. We made state and federal tax payments to settle the remaining liability of $31.3 million during the fourth quarter of 2013.

For further discussion of the GECC Guarantee and the 2013 LIN LLC Merger, refer to Note 13 - "Commitments and Contingencies" to our consolidated financial statements in our 10-K.

The Merger

During the next 12 months and through the completion of the Merger, we expect to incur approximately $4.5 - $5.5 million of legal and professional fees associated with the transaction and related financing.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee of approximately $21.5 million payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. We have not yet accrued for this advisory fee as of March 31, 2014, as we do not believe the obligation is probable.

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

Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, its directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).

On April 18, 2014, the plantiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

The operative complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN LLC by causing LIN LLC to enter into the Merger, which plaintiffs allege will provide disparate consideration to HMC. The complaints seek, among other things, declaratory and injunctive relief enjoining the Merger. On April 25, 2014, the plaintiff in the Sciabacucchi action filed an amended complaint, and the plaintiffs in the Sciabacucchi and Pryor actions each filed a motion for an expedited hearing on the plaintiff’s (yet-to-be filed) motion for a permanent injunction to enjoin the Merger, requesting, among other things, that the Court set a permanent injunction hearing for September 2014. On April 30, 2014, the plaintiffs in the Sciabacucchi and Pryor actions filed a stipulation to consolidate the two actions, which was approved by the Court on May 1, 2014.
The outcome of the two active lawsuits is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
Note 10 — Condensed Consolidating Financial Statements

LIN Television, a 100% owned subsidiary of LIN LLC, is the primary obligor of our senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes, which are further described in Note 4 — “Debt”.  LIN LLC fully and unconditionally guarantees all of LIN Television’s debt on a joint-and-several basis.  Additionally, all of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, our 8 3/8% Senior Notes and our 6 3/8% Senior Notes on a joint-and-several basis, subject to customary release provisions.  There are certain contractual restrictions on LIN Television’s ability to obtain funds in the form of dividends or loans from the non-guarantor subsidiaries.

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

Condensed Consolidating Balance Sheet
As of March 31, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$979	$18,119	$688	$1,101	$—	$20,887
Accounts receivable, net	—	77,731	41,988	18,798	—	138,517
Deferred income tax assets	—	7,098	1,073	58	—	8,229
Other current assets	—	10,869	1,225	1,687	—	13,781
Total current assets	979	113,817	44,974	21,644	—	181,414
Property and equipment, net	—	183,831	34,770	4,585	—	223,186
Deferred financing costs	—	15,562	—	85	—	15,647
Goodwill	—	169,492	25,617	15,518	—	210,627
Broadcast licenses	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	27,728	12,759	13,168	—	53,655
Advances to consolidated subsidiaries	2,002	11,525	967,068	—	(980,595)	—
Investment in consolidated subsidiaries	99,240	1,547,069	—	—	(1,646,309)	—
Other assets	—	56,197	2,875	1,562	(44,443)	16,191
Total assets	$102,221	$2,125,221	$1,581,877	$99,263	$(2,671,347)	$1,237,235

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$17,680	$—	$1,245	$—	$18,925
Accounts payable	—	4,687	6,770	3,806	—	15,263
Income taxes payable	—	757	929	—	—	1,686
Accrued expenses	—	44,980	8,128	3,004	—	56,112
Program obligations	—	4,805	984	1,241	—	7,030
Total current liabilities	—	72,909	16,811	9,296	—	99,016
Long-term debt, excluding current portion	—	928,737	—	2,794	—	931,531
Deferred income tax liabilities	—	23,758	34,501	556	—	58,815
Program obligations	—	2,309	179	1,457	—	3,945
Intercompany liabilities	—	969,070	—	11,525	(980,595)	—
Other liabilities	—	29,198	168	44,529	(44,443)	29,452
Total liabilities	—	2,025,981	51,659	70,157	(1,025,038)	1,122,759

Redeemable noncontrolling interest	—	—	—	9,820	—	9,820

Total shareholders’ equity (deficit)	102,221	99,240	1,530,218	16,851	(1,646,309)	102,221
Noncontrolling interest	—	—	—	2,435	—	2,435
Total equity (deficit)	102,221	99,240	1,530,218	19,286	(1,646,309)	104,656

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$102,221	$2,125,221	$1,581,877	$99,263	$(2,671,347)	$1,237,235

Condensed Consolidating Balance Sheet
As of December 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,313	$3	$2,209	$—	$12,525
Accounts receivable, net	—	88,905	39,416	16,988	—	145,309
Deferred income tax assets	—	5,818	1,080	—	—	6,898
Other current assets	—	12,264	1,049	1,888	—	15,201
Total current assets	—	117,300	41,548	21,085	—	179,933
Property and equipment, net	—	180,480	35,752	4,846	—	221,078
Deferred financing costs	—	16,357	—	91	—	16,448
Goodwill	—	169,492	18,518	15,518	—	203,528
Broadcast licenses	—	—	493,814	42,701	—	536,515
Other intangible assets, net	—	31,303	1,840	13,906	—	47,049
Advances to consolidated subsidiaries	1,900	7,764	968,728	—	(978,392)	—
Investment in consolidated subsidiaries	87,227	1,534,600	—	—	(1,621,827)	—
Other assets	—	52,778	2,688	1,276	(44,443)	12,299
Total assets	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,112	$—	$1,252	$—	$17,364
Accounts payable	—	4,185	5,339	4,478	—	14,002
Income taxes payable	—	749	671	—	—	1,420
Accrued expenses	—	42,570	6,254	2,872	—	51,696
Program obligations	—	4,711	1,013	1,303	—	7,027
Total current liabilities	—	68,327	13,277	9,905	—	91,509
Long-term debt, excluding current portion	—	924,223	—	3,105	—	927,328
Deferred income tax liabilities	—	30,013	33,824	849	—	64,686
Program obligations	—	2,505	217	1,424	—	4,146
Intercompany liabilities	—	970,628	—	7,764	(978,392)	—
Other liabilities	—	27,151	58	44,443	(44,443)	27,209
Total liabilities	—	2,022,847	47,376	67,490	(1,022,835)	1,114,878

Redeemable noncontrolling interest	—	—	—	12,845	—	12,845

Total shareholders’ equity (deficit)	89,127	87,227	1,515,512	19,088	(1,621,827)	89,127

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$89,127	$2,110,074	$1,562,888	$99,423	$(2,644,662)	$1,216,850

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$102,502	$50,854	$17,325	$(4,440)	$166,241

Operating expenses:
Direct operating	—	38,723	22,168	11,367	(2,824)	69,434
Selling, general and administrative	—	27,983	12,172	4,913	(128)	44,940
Amortization of program rights	—	4,699	1,449	445	—	6,593
Corporate	352	12,156	33	—	—	12,541
Depreciation	—	8,720	1,653	313	—	10,686
Amortization of intangible assets	—	3,574	688	1,309	—	5,571
Restructuring charge	—	—	—	—	—	—
(Gain) loss from asset dispositions	—	(42)	136	—	—	94
Operating (loss) income	(352)	6,689	12,555	(1,022)	(1,488)	16,382

Other (income) expense:
Interest expense, net	—	14,169	—	40	—	14,209
Share of loss in equity investments	—	75	—	—	—	75
Intercompany fees and expenses	(270)	7,730	(7,826)	116	250	—
Other, net	—	14	4	—	—	18
Total other (income) expense, net	(270)	21,988	(7,822)	156	250	14,302

(Loss) income before (benefit from) provision for income taxes	(82)	(15,299)	20,377	(1,178)	(1,738)	2,080
(Benefit from) provision for income taxes	—	(6,779)	8,151	(351)	—	1,021
Net (loss) income	(82)	(8,520)	12,226	(827)	(1,738)	1,059
Equity in income (loss) from operations of consolidated subsidiaries	1,739	10,509	—	—	(12,248)	—
Net income (loss)	1,657	1,989	12,226	(827)	(13,986)	1,059
Net loss attributable to noncontrolling interests	—	—	—	(598)	—	(598)
Net income (loss) attributable to LIN Media LLC	$1,657	$1,989	$12,226	$(229)	$(13,986)	$1,657

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net income (loss)	$1,657	$1,989	$12,226	$(827)	$(13,986)	$1,059
Amortization of pension net losses, net of tax of $124	191	191	—	—	(191)	191
Comprehensive income (loss)	1,848	2,180	12,226	(827)	(14,177)	1,250
Comprehensive loss attributable to noncontrolling interest	—	—	—	(598)	—	(598)
Comprehensive income (loss) attributable to LIN Media LLC	$1,848	$2,180	$12,226	$(229)	$(14,177)	$1,848

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net revenues	$—	$97,648	$38,984	$6,431	$(2,071)	$140,992

Operating expenses:
Direct operating	—	35,350	17,237	3,038	(1,057)	54,568
Selling, general and administrative	—	26,032	9,789	1,571	(94)	37,298
Amortization of program rights	—	5,482	1,490	813	—	7,785
Corporate	—	10,271	—	—	—	10,271
Depreciation	—	9,515	1,829	294	—	11,638
Amortization of intangible assets	—	4,461	233	735	—	5,429
Restructuring charge	—	2,132	—	—	—	2,132
Loss (gain) from asset dispositions	—	107	(12)	—	—	95
Operating income (loss)	—	4,298	8,418	(20)	(920)	11,776

Other expense (income):
Interest expense, net	—	13,814	—	108	(51)	13,871
Intercompany fees and expenses	—	8,375	(8,375)	—	—	—
Other, net	—	(24)	—	—	—	(24)
Total other expense (income), net	—	22,165	(8,375)	108	(51)	13,847

(Loss) income before (benefit from) provision for income taxes	—	(17,867)	16,793	(128)	(869)	(2,071)
(Benefit from) provision for income taxes	—	(7,463)	6,717	(305)	—	(1,051)
Net (loss) income	—	(10,404)	10,076	177	(869)	(1,020)
Equity in (loss) income from operations of consolidated subsidiaries	(856)	9,548	—	—	(8,692)	—
Net (loss) income	(856)	(856)	10,076	177	(9,561)	(1,020)
Net loss attributable to noncontrolling interests	—	—	—	(164)	—	(164)
Net (loss) income attributable to LIN Media LLC	$(856)	$(856)	$10,076	$341	$(9,561)	$(856)

Condensed Consolidating Statement of Comprehensive Loss
For the Three Months Ended March 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
Net (loss) income	$(856)	$(856)	$10,076	$177	$(9,561)	$(1,020)
Amortization of pension net losses, net of tax of $169	259	259	—	—	(259)	259
Comprehensive (loss) income	(597)	(597)	10,076	177	(9,820)	(761)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(164)	—	(164)
Comprehensive (loss) income attributable to LIN Media LLC	$(597)	$(597)	$10,076	$341	$(9,820)	$(597)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(184)	$29,623	$9,102	$(1,508)	$(250)	$36,783

INVESTING ACTIVITIES:
Capital expenditures	—	(4,394)	(593)	(622)	—	(5,609)
Acquisition of broadcast towers	—	(7,257)	—	—	—	(7,257)
Payments for business combinations, net of cash acquired	—	(22,346)	—	—	—	(22,346)
Proceeds from the sale of assets	—	45	—	—	—	45
Contributions to equity investments	—	(75)	—	—	—	(75)
Receipt of dividend	—	19,503	—	—	(19,503)	—
Advances on intercompany borrowings	—	(1,340)	—	—	1,340	—
Payments from intercompany borrowings	—	—	11,679	—	(11,679)	—
Net cash (used in) provided by investing activities	—	(15,864)	11,086	(622)	(29,842)	(35,242)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	1,163	—	—	—	—	1,163
Proceeds from borrowings on long-term debt	—	40,000	—	—	—	40,000
Principal payments on long-term debt	—	(34,024)	—	(318)	—	(34,342)
Payment of dividend	—	(250)	(19,503)	—	19,753	—
Proceeds from intercompany borrowings	—	—	—	1,340	(1,340)	—
Payments on intercompany borrowings	—	(11,679)	—	—	11,679	—
Net cash provided by (used in)financing activities	1,163	(5,953)	(19,503)	1,022	30,092	6,821

Net increase (decrease) in cash and cash equivalents	979	7,806	685	(1,108)	—	8,362
Cash and cash equivalents at the beginning of the period	—	10,313	3	2,209	—	12,525
Cash and cash equivalents at the end of the period	$979	$18,119	$688	$1,101	$—	$20,887

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(in thousands)

	LIN Media LLC	LIN Television Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating/ Eliminating Adjustments	LIN Media LLC Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$—	$22,735	$18,889	$(289)	$(19,503)	$21,832

INVESTING ACTIVITIES:
Capital expenditures	—	(5,634)	(543)	(621)	—	(6,798)
Proceeds from the sale of assets	—	—	13	—	—	13
Capital contributions to joint venture with NBCUniversal	—	—	(100,000)	—	—	(100,000)
Advances on intercompany borrowings	—	(1,200)	—	—	1,200	—
Payments from intercompany borrowings	—	9,919	111,127	—	(121,046)	—
Net cash provided by (used in) investing activities	—	3,085	10,597	(621)	(119,846)	(106,785)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director share-based compensation	—	501	—	—	—	501
Proceeds from borrowings on long-term debt	—	85,000	—	—	—	85,000
Principal payments on long-term debt	—	(22,465)	—	(375)	—	(22,840)
Payment of long-term debt issue costs	—	(521)	—	6	—	(515)
Payment of dividend	—	—	(19,503)	—	19,503	—
Proceeds from intercompany borrowings	—	—	—	1,200	(1,200)	—
Payments on intercompany borrowings	—	(111,127)	(9,919)	—	121,046	—
Net cash (used in) provided by financing activities	—	(48,612)	(29,422)	831	139,349	62,146

Net (decrease) increase in cash and cash equivalents	—	(22,792)	64	(79)	—	(22,807)
Cash and cash equivalents at the beginning of the period	—	44,625	573	1,109	—	46,307
Cash and cash equivalents at the end of the period	$—	$21,833	$637	$1,030	$—	$23,500

LIN Media LLC
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note about Forward-Looking Statements

This report contains certain forward-looking statements with respect to our financial condition, results of operations and business, including statements under this caption Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All of these forward-looking statements are based on estimates and assumptions made by our management, which, although we believe them to be reasonable, are inherently uncertain.  Therefore, you should not place undue reliance upon such estimates and statements.  We cannot assure you that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause such differences include those discussed under the caption Item 1A. “Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”).  Many of these factors are beyond our control.

Forward-looking statements contained herein speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Executive Summary

We own, operate or service 43 television stations and seven digital channels in 23 U.S. markets, with multiple network affiliated channels in 18 markets. Our growing digital media portfolio helps agencies and brands effectively and efficiently reach their target audiences at scale by utilizing our comScore, Inc. rated Top 15 Video and Top 25 Display market share, and the latest in conversational marketing, video, display, mobile, social intelligence and monetization, as well as reporting across all screens. Our operating revenues are primarily derived from the sale of advertising time to local, national and political advertisers. Less significant revenues are generated from our television station websites, retransmission consent fees, digital revenues and other revenues.
On March 21, 2014, we filed a Current Report on Form 8-K for the purpose of announcing that LIN Media LLC ("LIN LLC") entered into an Agreement and Plan of Merger with Media General, Inc., a Virginia corporation (“Media General”), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”) pursuant to which Merger Sub 1 will, upon the terms and subject to the conditions thereof, merge with and into Media General (the “Media General Merger”), with Media General surviving the Media General Merger as a wholly owned subsidiary of New Holdco, and immediately following the consummation of the Media General Merger, Merger Sub 2 will merge with and into LIN LLC (the “LIN Merger” and together with the Media General Merger, the “Merger”), with LIN LLC surviving the LIN Merger as a wholly owned subsidiary of New Holdco. After the closing of the transaction, New Holdco will be named Media General, Inc. ("New Media General").
As a result of the Merger, the combined company will own and operate or service 74 stations across 46 markets, reaching approximately 26.5 million households or 23% of U.S. TV households (certain of these stations are expected to be swapped or otherwise divested in order to address regulatory considerations). The transaction is currently expected to close during the first quarter of 2015. For more information concerning the Merger, refer to the Current Report on Form 8-K filed with the SEC on March 21, 2014.
During the three months ended March 31, 2014, net revenues increased $25.2 million compared to the same period in 2013, primarily driven by an increase in our digital revenues.  During the three months ended March 31, 2014, digital revenues increased $15.5 million compared to the same period last year. In addition, local revenues, which include net local advertising sales, retransmission consent fees and television station website revenues, increased $8.7 million compared to the same period last year and national and political advertising sales increased $0.5 million and $0.8 million, respectively, during the three months ended March 31, 2014 compared to the same period last year.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc., which was subsequently converted into a Delaware limited liability company ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.3 million, net of cash, subject to post-closing adjustments, and was funded from cash on hand and amounts drawn on our revolving credit facility. For further information see Note 2 — “Acquisitions” to our consolidated financial statements.
During the first quarter of 2014, as a result of the continued growth in our digital business, we reevaluated our organization and the nature of our business activities and began assessing and internally reporting financial information for our broadcast business and our digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of our digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), Nami Media, Inc. ("Nami Media"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media. Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have restated prior period disclosures to reflect this change in our reportable operating segments. See Note 5 — “Segment Reporting” to our consolidated financial statements for further discussion.
In March 2014, the Federal Communications Commission (“FCC”) adopted an order that may require changes in our relationship with entities with whom we have joint sales agreements (“JSAs”) and amended its rules governing “good faith” retransmission consent negotiations. We cannot predict what effect, if any, these new rules may have on our JSAs or future negotiations for retransmission consent agreements. For further discussion see Item 1A. Risk Factors.

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

Valuation of long-lived intangible assets
During the first quarter of 2014, Nami Media experienced declines in its actual and projected operating results. The lower revenues and earnings projection prompted us to perform an interim goodwill impairment test of this reporting unit as of March 31, 2014.
Below is a table showing the amount by which the fair value of the Nami Media reporting unit exceeded its carrying value as of March 31, 2014 (in thousands):

	Goodwill Balance as of March 31, 2014	Reporting Unit Fair Value	Reporting Unit Carrying Value	Percent Above Carrying Value
Nami Media	$4,503	$4,404	3,107	42%
Nami Media passed the first step of the impairment test by a 42% margin, or $1.3 million. While we believe our assumptions regarding estimated future cash flows of our reporting units are reasonable, actual results may differ from our projections. To the extent projected results or cash flows are revised downward, we may write down all or a portion of this goodwill or the intangible assets attributable to Nami Media.
There were no events at any of our other reporting units during the three months ended March 31, 2014 and March 31, 2013 that warranted an interim impairment test of our indefinite-lived intangible assets, including goodwill.

Consolidated Results of Operations

Set forth below are key components that contributed to our consolidated operating results (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Broadcast revenues:
Local revenues	$108,109	$99,418	$8,691	9%
National advertising sales	29,951	29,496	455	2%
Political advertising sales	1,314	509	805	158%
Other revenues	2,341	2,528	(187)	(7)%
Total Broadcast revenues	141,715	131,951	9,764	7%

Digital revenues	24,526	9,041	15,485	171%

Consolidated net revenues	166,241	140,992	25,249	18%

Direct operating	69,434	54,568	14,866	27%
Selling, general and administrative	44,940	37,298	7,642	20%
Amortization of program rights	6,593	7,785	(1,192)	(15)%
Corporate	12,541	10,271	2,270	22%
Depreciation	10,686	11,638	(952)	(8)%
Amortization of intangible assets	5,571	5,429	142	3%
Restructuring	—	2,132	(2,132)	100%
Loss from asset dispositions	94	95	(1)	(1)%
Total operating expenses	149,859	129,216	20,643	16%
Operating income	$16,382	$11,776	$4,606	39%

Period Comparison

Revenues

Broadcast Revenues consist of local revenues (which include net local advertising sales, retransmission consent fees and television station website revenues), net national advertising sales, and political advertising sales as well as other revenues, which include barter revenues, production revenues, tower rental income and station copyright royalties. During the three months ended March 31, 2014, broadcast revenues increased $9.8 million, or 7%, compared to the same period in the prior year. This increase was primarily due to an increase in local revenues of $8.7 million, or 9%, driven by an increase in our retransmission consent fee revenues as a result of contractual rate increases and renewals. Broadcast revenue also increased as a result of increases of $0.8 million and $0.5 million in political and national advertising sales, respectively.

During the three months ended March 31, 2014, the automotive category, which represented 25% of local and national advertising sales, increased by 4% as compared to the three months ended March 31, 2013.

Digital Revenues consist of revenues generated by our digital operations: LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media and Federated Media. During the three months ended March 31, 2014, digital revenues increased by $15.5 million, or 171% compared to the same period in the prior year, of which $13.4 million related to revenues generated by HYFN, Dedicated Media and Federated Media.  Excluding the impact of HYFN, Dedicated Media, and Federated Media, all of which were acquired in the most recent twelve months, digital revenues increased $2.1 million, or 23%, primarily due to growth in the volume of advertising delivered through our network.

Operating Expenses

Consolidated operating expenses increased $20.6 million, or 16%, during the three months ended March 31, 2014, respectively, compared to the same periods in the prior year, of which $15 million of the increase related to HYFN, Dedicated Media and Federated Media.  The total increase was primarily due to an increase in direct operating and selling general and administrative expenses, which are described in more detail below.

Broadcast Segment

The following table presents the operating expenses for our Broadcast segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Direct operating	$51,559	$47,345	$4,214	9%
Selling, general and administrative	35,821	36,303	(482)	(1)%
Amortization of program rights	6,593	7,785	(1,192)	(15)%
Depreciation	10,003	11,276	(1,273)	(11)%
Amortization of intangible assets	4,133	4,989	(856)	(17)%
Loss from asset dispositions	132	95	37	39%
Total operating expenses	$108,241	$107,793	$448	0.4%

Direct operating expenses in our Broadcast segment increased $4.2 million, or 9% during the three months ended March 31, 2014 compared to the same period last year. The increase was primarily a result of an increase in fees pursuant to network affiliation agreements and growth in employee compensation expense.

Amortization of program rights in our Broadcast segment decreased $1.2 million, or 15% during the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to a conversion from cash basis programming contracts to barter basis programming contracts for several contracts during the fourth quarter 2013.

Depreciation expense in our Broadcast segment decreased $1.3 million, or 11% during the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to an increase in fully depreciated fixed assets as of March 31, 2014.

Amortization of intangible assets in our Broadcast segment decreased $0.9 million, or 17% during the three months ended March 31, 2014 as compared to the same period in the prior year primarily as a result of an increase in the number of fully amortized intangible assets as of March 31, 2014.

Digital Segment

The following table presents the operating expenses for our Digital segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Direct operating	$17,730	$7,141	$10,589	148%
Selling, general and administrative	7,694	1,756	5,938	338%
Depreciation	337	200	137	69%
Amortization of intangible assets	1,438	441	997	226%
Loss from asset dispositions	5	—	5	100%
Total operating expenses	$27,204	$9,538	$17,666	185%

Direct operating expenses in our Digital segment increased $10.6 million, or 148% during the three months ended March 31, 2014 compared to the same period last year primarily due to the acquisitions of the majority interests in HYFN and Dedicated

Media in April 2013 as well as the acquisition of Federated Media in February 2014. Excluding the impact of these acquisitions, direct operating expenses increased $1 million or 14% primarily due to higher cost of sales at LIN Digital.

Selling, general and administrative expenses in our Digital segment increased $5.9 million, or 338% during the three months ended March 31, 2014 as compared to the same period in the prior year primarily as a result of the acquisitions of the majority interests in HYFN and Dedicated Media as well as the acquisition of Federated Media. Excluding the impact of these acquisitions, direct operating expenses increased $1.5 million or 83% primarily due to growth in employee benefit and compensation expense as a result of additional headcount and merit increases.

Depreciation and amortization expenses in our Digital segment increased $1.1 million, or 177% primarily as a result of the acquisitions of the majority interests in HYFN, Dedicated Media and the acquisition of Federated Media.

Corporate

Corporate expenses represent corporate executive management, accounting, legal and other costs associated with the centralized management of our stations and digital operations, and these costs increased $2.3 million, or 22% during the three months ended March 31, 2014 primarily due to an increase of $1.9 million of transaction costs primarily related to the Merger.

Adjusted EBITDA

The following table is a reconciliation of Adjusted EBITDA to consolidated pre-tax income:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Segment Adjusted EBITDA:
Broadcast	$47,470	$40,595
Digital	(893)	164
Total segment Adjusted EBITDA	46,577	40,759
Unallocated corporate Adjusted EBITDA	(7,251)	(4,619)
Consolidated Adjusted EBITDA	39,326	36,140
Less:
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Amortization of program rights	6,593	7,785
Share-based compensation	2,307	1,941
Non-recurring and acquisition-related charges (1)	4,559	3,051
Restructuring charge	—	2,132
Loss on sale of assets	94	95
Add:
Cash payments for programming	6,866	7,707
Operating income	16,382	11,776
Other expense:
Interest expense, net	14,209	13,871
Share of loss in equity investments	75	—
Other expense (income), net	18	(24)
Total other expense, net	14,302	13,847
Consolidated pre-tax income (loss)	$2,080	$(2,071)
____________________________________________
(1) Non-recurring charges for the three months ended March 31, 2014 and 2013 primarily consist of expenses related to the Merger and the 2013 LIN LLC Merger, respectively.

Broadcast Segment

Adjusted EBITDA in our Broadcast segment increased $6.9 million during the three months ended March 31, 2014 as compared to the same period in the prior year, primarily as a result of an increase in revenue of $9.8 million, partially offset by an increase in direct operating and selling, general and administrative expenses of $3.7 million. Also contributing to the increase was a decrease in cash payments for programming of $0.8 million.

Digital Segment

Adjusted EBITDA in our Digital segment for the three months ended March 31, 2014 was $(0.9) million compared to $0.2 million for the three months ended March 31, 2013. The decrease was primarily due to the operating losses incurred by our most recent digital acquisitions.

Other Expense

The following summarizes the components of other expense, net (in thousands):

	Three months ended March 31,
	2014	2013
Components of other expense, net:
Interest expense, net	$14,209	$13,871
Share of loss in equity investments	75	—
Other expense (income) , net	18	(24)
Total other expense, net	$14,302	$13,847

Other expense, net increased $0.5 million, or 3%, during the three months ended March 31, 2014 compared to the same period last year, primarily due to an increase in interest expense as further described below.

Interest Expense

The following summarizes the components of interest expense, net (in thousands):

	Three Months Ended March 31,
	2014	2013
Components of interest expense:
Senior secured credit facility	$4,730	$4,059
8 3/8% Senior Notes	4,347	4,347
6 3/8% Senior Notes	4,875	4,873
Other interest costs	257	592
Total interest expense, net	$14,209	$13,871

Interest expense, net increased by $0.3 million, or 2%, during the three months ended March 31, 2014 compared to the same period last year, primarily as a result of an increase in amounts outstanding under our senior secured credit facility.

Income Taxes

Income taxes reflected a provision for (benefit from) income taxes of $1 million and $(1.1) million for the three months ended March 31, 2014 and 2013, respectively. The provision for income taxes during the three months ended March 31, 2014 was a result of our $2.1 million pre-tax income from continuing operations. The benefit from income taxes for the three months ended March 31, 2013 was primarily a result of our $2.1 million pre-tax loss for the three months ended March 31, 2013. Our effective income tax rate was 49.1% and 50.7% for the three months ended March 31, 2014 and March 31, 2013, respectively.  The decrease in the effective income tax rate was primarily a result of an increase in the proportionate share of losses from zero-rate entities that are excluded from the effective tax rate computation. We expect our effective income tax rate to range between 39% and 41% during the remainder of 2014.

Liquidity and Capital Resources

Our principal sources of funds for working capital have historically been cash from operations and borrowings under our senior secured credit facility.  As of March 31, 2014 we had unrestricted cash and cash equivalents of $20.9 million, and a $75 million revolving credit facility, $60 million of which was available, subject to certain covenant restrictions.  Our total outstanding debt as of March 31, 2014 was $950.5 million.

Our operating plan for the next 12 months anticipates that we generate cash from operations, utilize available borrowings, and make certain repayments of indebtedness, including mandatory repayments of term loans and incremental term loans under our senior secured credit facility. Our ability to borrow under our revolving credit facility is contingent on our compliance with certain financial covenants, which are measured, in part, by the level of earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) that we generate from our operations.  As of March 31, 2014, we were in compliance with all financial and nonfinancial covenants under our senior secured credit facility.

Our future ability to generate cash from operations and from borrowings under our senior secured credit facility could be adversely affected by a number of risks, which are discussed in the Liquidity and Capital Resources section within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A.  “Risk Factors” in this Form 10-Q and in our 10-K and elsewhere herein.

Our liquidity position during 2014 has been, and over the next 12 months and beyond will primarily be affected by, but is not limited to, the following:

•
Continued growth in local and digital revenues.  Our local revenues increased 9% during the three months ended March 31, 2014 compared to the prior year.  Additionally, during the three months ended March 31, 2014, our digital revenues increased 171% as compared to the same period in the prior year.  Excluding the impact of HYFN, Dedicated Media, and Federated Media, our digital revenues increased 23% as compared to the same period in the prior year.  We expect further growth in our local and digital revenues, however, there can be no assurance that this will occur.

•
Cyclical fluctuations.  We experience significant fluctuations in our political advertising revenues since advertising revenues are generally higher in even-numbered years due to additional revenues associated with political advertising related to local and national elections.  During the three months ended March 31, 2014, our net political advertising sales were $1.3 million compared to $0.5 million for the three months ended March 31, 2013.  We anticipate increased advertising revenues during the remainder of 2014 as a result of these cyclical fluctuations.

•
Employee benefit contributions.  Our employee benefit plan contributions include contributions to our pension plan and the 401(k) Plan. Volatility in the debt and equity markets impacts the fair value of our pension plan assets and liabilities and ultimately the cash funding requirements of our pension plan. We expect to contribute $4.4 million to our pension plan and $3.2 million to our 401(k) Plan during the remainder of 2014.

•
Payments related to capital expenditures.  During the three months ended March 31, 2014, we incurred capital expenditures of $5.6 million. We expect to make cash payments of approximately $17 million - $21 million related to capital expenditures during the remainder of 2014, primarily as a result of improvements in news gathering and production at our television stations and software development costs at our digital companies.

•	Payments related to the acquisition of broadcast assets. During the three months ended March 31, 2014, we incurred $7.3 million related to the acquisition of broadcast towers in Savannah, GA.

•
Acquisition of Federated Media.  On February 3, 2014, LIN Digital Media LLC acquired 100% of the capital stock of Federated Media. The purchase price totaled $22.3 million plus an adjustment for working capital delivered at closing and was funded from cash on hand and amounts drawn on our revolving credit facility. For further information see Note 2 — “Acquisitions."

•
Other investments.  In connection with our acquisitions of Dedicated Media and HYFN, we may be required to purchase the remaining outstanding shares of these companies in 2015 and 2016, respectively, and pay amounts to certain employees of Dedicated Media and HYFN pursuant to long-term incentive compensation plans, if certain financial targets as defined in each applicable purchase agreement are met.  Our maximum potential obligation under the HYFN and Dedicated Media agreements, including employee incentive compensation payments, is $62.4 million, and $26 million, respectively.  However, we estimate that our total obligation will not exceed $45 million in the aggregate between 2015 and 2016. For further information see Note 2 — “Acquisitions” included in our 10-K.

•
The Merger. During the next 12 months and through the completion of the Merger, we expect to incur approximately $4.5 - $5.5 million of legal and professional fees associated with the transaction and related financing.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee of approximately $21.5 million payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing.

As of March 31, 2014, there were no material changes in our contractual obligations from those shown in Liquidity and Capital Resources within Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K.

Summary of Cash Flows

The following presents summarized cash flow information (in thousands):

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$36,783	$21,832	$14,951
Net cash used in investing activities	(35,242)	(106,785)	71,543
Net cash provided by financing activities	6,821	62,146	(55,325)
Net increase (decrease) in cash and cash equivalents	$8,362	$(22,807)	$31,169

Net cash provided by operating activities increased $15.0 million to $36.8 million for the three months ended March 31, 2014, compared to net cash provided by operating activities of $21.8 million for the three months ended March 31, 2013.  The increase is primarily attributable to a $4.6 million increase in operating income as well as an increase in cash inflows related to working capital of $11.3 million.

Net cash used in investing activities was $35.2 million for the three months ended March 31, 2014, compared to net cash used in investing activities of $106.8 million for the three months ended March 31, 2013.  The net cash used in investing activities during the three months ended March 31, 2014 was primarily comprised of $22.3 million paid for acquisitions (net of cash acquired) as well as $7.3 million paid for the acquisition of broadcast towers and $5.6 million in capital expenditures. The net cash used in investing activities during the three months ended March 31, 2013 was primarily comprised of the $100 million capital contribution made to SVH in February 2013 and $6.8 million in capital expenditures.

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $62.1 million during the three months ended March 31, 2013.  The cash provided by financing activities during the three months ended March 31, 2014 is primarily comprised of net proceeds of $10 million from our revolving line of credit, offset by $4.3 million of mandatory principal amortization of our term loans and other debt. Net cash provided by financing activities during the three months ended March 31, 2013 was primarily due to the new $60 million term loan entered into during the three months ended March 31, 2013 in connection with the JV Sale Transaction.

Description of Indebtedness

LIN LLC guarantees all of LIN Television’s debt.  All of the consolidated 100% owned subsidiaries of LIN Television fully and unconditionally guarantee LIN Television’s senior secured credit facility, the 8 3/8% Senior Notes due 2018 (the “8 3/8% Senior Notes”), and the 6 3/8% Senior Notes due 2021 (the 6 3/8% Senior Notes) on a joint-and-several basis.

Debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving loans	$15,000	$5,000
$115,625 and $118,750 Term loans, net of discount of $322 and $345 as March 31, 2014 and December 31, 2013, respectively	115,303	118,405
$313,400 and $314,200 Incremental term loans, net of discount of $1,599 and $1,684 as of March 31, 2014 and December 31, 2013, respectively	311,801	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,477	14,604
Other debt	3,875	4,167
Total debt	950,456	944,692
Less current portion	18,925	17,364
Total long-term debt	$931,531	$927,328

Total debt	$950,456	$944,692
Cash and cash equivalents	(20,887)	(12,525)
Consolidated net debt(1)	$929,569	$932,167

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

During the three months ended March 31, 2014, we paid $3.9 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

See Note 7 — “Debt” included in Item 15 of our 10-K for a full description of our senior secured credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, there has been no significant change in our exposure to market risk from those disclosed in our 10-K. For discussion of our exposure to market risk, refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk contained in our 10-K.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)	Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, its directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).

On April 18, 2014, the plantiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

The operative complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN LLC by causing LIN LLC to enter into the Merger, which plaintiffs allege will provide disparate consideration to HMC. The complaints seek, among other things, declaratory and injunctive relief enjoining the Merger. On April 25, 2014, the plaintiff in the Sciabacucchi action filed an amended complaint, and the plaintiffs in the Sciabacucchi and Pryor actions each filed a motion for an expedited hearing on the plaintiff’s (yet-to-be filed) motion for a permanent injunction to enjoin the Merger, requesting, among other things, that the Court set a permanent injunction hearing for September 2014. On April 30, 2014, the plaintiffs in the Sciabacucchi and Pryor actions filed a stipulation to consolidate the two actions, which was approved by the Court on May 1, 2014.
The outcome of the two active lawsuits is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I Item 1A.  “Risk Factors” in our 10-K as well as factors discussed below, which could materially affect our business, financial condition or future results.

LIN LLC shareholders cannot be certain of the form of merger consideration they will receive.

Under the terms of the Merger Agreement, in certain circumstances, a LIN LLC shareholder may receive a combination of cash and shares of common stock of New Media General in exchange for such shareholder’s LIN LLC common shares even if such shareholder made a valid election to receive either the cash consideration or the New Media General share consideration with respect to such shareholder’s LIN LLC common shares. The Merger Agreement provides that the total number of LIN LLC common shares that will be converted into the right to receive cash consideration is equal to 27,426,312, less the total number of LIN LLC common shares, if any, with respect to which the holders thereof have properly demanded appraisal and have not withdrawn such demand or waived their rights to appraisal as of immediately prior to the Merger (the "Cash Election Cap").
If LIN LLC shareholders elect to receive the cash consideration for a number of LIN LLC common shares in excess of the Cash Election Cap, then the shares for which an election was made to receive the cash consideration will be converted into a right to receive a combination of cash and shares of common stock of New Media General on a prorated basis instead of solely the cash consideration.

Similarly, if LIN LLC shareholders elect to receive the cash consideration for a number of LIN LLC common shares less than the Cash Election Cap, then the shares for which an election was made to receive the New Media General share consideration will be converted into a right to receive a combination of cash and shares of common stock of New Media General on a prorated basis instead of solely the New Media General share consideration. However, if the number of LIN LLC common shares for which no election is made is greater than the difference between the Cash Election Cap and the number of LIN LLC common shares for which an election is made to receive the cash consideration, then shares for which no election is made will be converted into a right to receive a combination of cash and shares of common stock of New Media General on a prorated basis, and shares for which an election is made will receive the form of consideration elected.

The number of shares of New Media General common stock that LIN LLC shareholders will receive in the Merger is based on a fixed exchange ratio. Because the market price of Media General’s voting common stock will fluctuate, Media General and LIN LLC shareholders cannot be certain of the value of the merger consideration that the LIN LLC shareholders will receive in the Merger.

Upon completion of the Merger, each outstanding LIN LLC common share (other than certain excluded shares and shares with respect to which the holders thereof have properly demanded appraisal and have not withdrawn such demand or waived their rights to appraisal) will be converted into the right to receive either the cash consideration or the New Media General share consideration subject to the proration and allocation procedures set forth in the Merger Agreement. The exchange ratio for determining the number of shares of New Media General common stock that LIN LLC shareholders will receive in the Merger is fixed and the New Media General share consideration will not be adjusted for changes in the market price of Media General’s voting common stock or LIN LLC’s Class A common shares. The market value of the New Media General voting common stock that the LIN LLC shareholders will be entitled to receive in the Merger will in part depend on the market value of Media General’s voting common stock immediately before that merger is completed and could vary significantly from the market value on the date of the announcement of the Merger Agreement or the date of the LIN LLC and Media General special meetings. The Merger Agreement does not provide for any adjustment to the New Media General share consideration based on fluctuations of the per share price of Media General’s voting common stock or LIN LLC’s Class A common shares. In addition, the market value of the New Media General voting common stock will likely fluctuate after the completion of the merger.

Fluctuations in the share price of Media General, or New Media General following the closing of the Merger, could result from changes in the business, operations or prospects of Media General or LIN LLC prior to the closing of the Merger or New Media General following the closing of the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Media General or LIN LLC. The Merger may be completed a considerable amount of time after the date of the Media General or LIN LLC special meetings. As such, at the time of the special meetings, Media General or LIN LLC shareholders will not know the value of the New Media General share consideration that the LIN LLC shareholders will receive in the Merger for each LIN LLC common share.

After making an election with respect to their shares, LIN LLC shareholders will not be able to sell the LIN LLC common shares covered by such election, unless they revoke such election at or prior to the election deadline or unless the Merger Agreement is terminated.

The deadline for making cash elections and stock elections is 5:00 p.m., New York time, on the fifth business day prior to the closing date for the Merger (or such other date as Media General and LIN LLC mutually agree). Media General will seek to publicly announce the election deadline at least five business days prior to this election deadline. After LIN LLC shareholders make an election with respect to their LIN LLC common shares and prior to completion of the Merger, the trading price of LIN LLC Class A common shares or Media General’s voting common stock may decrease, and LIN LLC shareholders may otherwise want to sell their LIN LLC common shares to gain access to cash, make other investments, or eliminate the potential for a decrease in the value of the investment. However, once LIN LLC shareholders make an election with respect to their LIN LLC common shares, which includes delivering all proper transmittal documentation related to such shares, the LIN LLC shareholders will not be able to sell those shares, unless they properly revoke their election at or prior to the election deadline or the Merger Agreement is terminated.

Changes in FCC ownership rules through FCC action, judicial review or federal legislation may limit our ability to continue providing services to stations under sharing arrangements (such as local marketing agreements, joint sale agreements, shared services agreements and other similar agreements), may prevent us from obtaining ownership of the stations we currently provide services to under sharing arrangements, may require us to amend or terminate certain agreements and/or may preclude us from obtaining the full economic value of one or more of our duopoly, or two-station, operations upon a sale, merger or other similar transaction transferring ownership of such station or stations.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. Federal law prohibits one company from owning broadcast television stations that collectively have service areas encompassing more than an aggregate 39% share of national television households. Ownership restrictions under FCC rules also include a variety of local limits on media ownership. The restrictions include an ownership limit of one television station in most medium and smaller television markets and two stations in most larger markets, known as the television duopoly rule. The regulations also include limits on the common ownership of a newspaper and television station in the same market (newspaper television cross ownership), limits on common ownership of radio and television stations in the same market (radio television station ownership) and limits on radio ownership of four to eight radio stations in a local market.

If the FCC should loosen its media ownership rules, attractive opportunities may arise for additional television station and other media acquisitions, but these changes also would create additional competition for us from other entities, such as national broadcast networks, large station groups, newspaper chains and cable operators, which may be better positioned to take advantage of such changes and benefit from the resulting operating synergies both nationally and in specific markets. On March 12, 2014, the FCC issued a public notice with respect to the processing of broadcast television applications proposing sharing arrangements and contingent interests. The public notice indicated that the FCC will closely scrutinize any application that proposes that two or more stations in the same market will enter into an agreement to share facilities, employees and/or services or to jointly acquire programming or sell advertising including through a JSA, LMA or similar agreement and enter into an option, right of first refusal, put/call arrangement or other similar contingent interest, or a loan guarantee. We cannot now predict what actions the FCC may require in connection with the processing of applications for FCC consent to the Merger. However, among other things, this may limit New Media General’s ability to create duopolies or other two station operations.

In an order adopted in March 2014, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have two years from the date on which the rules become effective to amend or terminate those arrangements, unless they are able to obtain a waiver of such rules. Accordingly, absent further developments, or the grant of waivers, we will be required to modify or terminate our existing JSAs within such two year period.

Concurrent with such March 2014 order, the FCC issued a notice of proposed rulemaking in which it initiated its Quadrennial Review of its ownership rules. The rulemaking proposes, among other things, (i) eliminating the newspaper/radio cross ownership rule and the radio/television cross ownership rule, (ii) retaining the newspaper/television cross ownership rule but allowing for waivers on a case by case basis, (iii) retaining the local television rules, and (iv) prohibiting two television stations in the same market from swapping network affiliations if it would result in a single owner having two top 4 network affiliations in a market where it could not otherwise own both stations. The proposed rulemaking also seeks comment on how to define a television shared services agreement and whether television stations should be required to disclose shared services agreements and how best to achieve disclosure.

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

Several cable system and DBS operators jointly petitioned the FCC to initiate a rulemaking proceeding to consider amending its retransmission consent rules. The FCC solicited public comment on the petition and subsequently released a notice of proposed rule making seeking public comment on whether it should amend its rules to: (i) modify its standards for "good faith" negotiations of retransmission consent agreements; (ii) enhance consumer notice obligations; and (iii) eliminate the FCC's network non duplication and syndicated exclusivity rules. The proceeding is currently pending, and we cannot predict its outcome.

On January 10, 2014, the Supreme Court agreed to hear a case captioned American Broadcasting Companies, Inc., et al. v. Aereo, Inc. , which involves a challenge from several broadcasters of the Aereo service, which transmits to its subscribers broadcast television programs over the Internet for a monthly subscription fee. At issue is whether Aereo’s service violates copyright law and whether Aereo must obtain permission to retransmit broadcasters’ programming. Should Aereo and its competitors prevail in the pending litigation, and certain online video distributors and over the top video distributors become eligible for a statutory license that would enable them to stream broadcast programming over the Internet, it could have a negative impact on our retransmission consent negotiations with MVPDs, and our business and results of operations could be materially and adversely affected. We cannot predict the ultimate outcome of this proceeding.

The Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all.

Consummation of the Merger is subject to certain closing conditions which make the completion and timing of the Merger uncertain. The conditions include, among others, the obtaining of the requisite approvals by the shareholders of Media General and LIN LLC for the consummation of the Merger, the expiration of the waiting period under the HSR Act, as amended, the grant by the FCC of consent to the transfer of control of the broadcast licensee subsidiaries of Media General and LIN LLC as a result of the Merger, the absence of any governmental order preventing the consummation of the Merger, the effectiveness of a registration statement on Form S-4 registering the shares of the new holding company to be issued in connection with the Merger, registering the shares of New Media General common stock to be issued in connection with the Merger, the listing of such shares on the NYSE and the receipt of third party consents under certain of Media General’s and LIN LLC’s material contracts.

Although Media General and LIN LLC have agreed in the Merger Agreement to use their commercially reasonable best efforts to obtain the requisite approvals and consents, there can be no assurance that these approvals and consents will be obtained, and these approvals and consents may be obtained later than anticipated. In addition, Media General’s and LIN LLC’s obligations to obtain the requisite consents and approvals from regulatory authorities are subject to certain limitations, including that Media General is not required to agree to take actions or to make divestitures that may be required by the regulatory authorities (both those expected to be divested and those expected not to be) if taking such actions or making such divestitures (whether or not in connection with the Merger) would reasonably be expected to result in the LIN LLC television stations (both those expected to be divested and those expected not to be) losing annual broadcast cash flow exceeding a specified amount.

The Merger Agreement contains provisions that restrict our ability to pursue alternatives to the Merger and, in specified circumstances, could require us to pay to Media General a termination fee.

Under the Merger Agreement, we are restricted, subject to certain exceptions, from soliciting, initiating, knowingly facilitating or negotiating, or furnishing nonpublic information with regard to, any inquiry, proposal or offer for an alternative business combination transaction from any person. We may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including a determination by our Board of Directors (after consultation with a nationally recognized third party financial advisors and outside legal counsel) that such proposal is more favorable to the LIN LLC shareholders than the Merger from a financial point of view. A termination in this instance would result in us being required to pay Media General a termination fee of $57.3 million in the aggregate. In addition, if the Merger Agreement is terminated in certain circumstances, we will be required to pay to Media General a termination fee of $57.3 million in the aggregate. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of LIN LLC from considering or proposing an alternative business combination transaction with us, even if such third party were prepared to pay consideration with a higher value than the value of the Merger.

Failure to complete the Merger may negatively impact our stock price and our future business and financial results.

The Merger Agreement provides that either Media General or LIN LLC may terminate the Merger Agreement if the Merger is not consummated on or before March 21, 2015 (which may be automatically extended to June 21, 2015, in the event all closing conditions have been satisfied or waived or are then capable of being satisfied other than those closing conditions related to regulatory approvals). In addition, the Merger Agreement contains certain termination rights for both us and Media General including, among others, (i) by LIN LLC, in the event the LIN LLC Board of Directors determines to enter into a definitive agreement with respect to a LIN LLC Superior Offer (as defined in the Merger Agreement) and (ii) by Media General, if, as a result of regulatory actions or divestitures required by the regulatory authorities (whether or not in connection with the Merger), the LIN LLC television stations (both those expected to be divested and those expected not to be) would reasonably be expected to lose annual broadcast cash flow exceeding a specified amount. Upon termination of the Merger Agreement under specific circumstances, we will be required to pay Media General a termination fee of $57.3 million. The Merger Agreement also provides that Media General will be required to pay a termination fee to the holders of LIN LLC common shares of $55.1 million in the aggregate if the Merger Agreement is terminated under certain circumstances.

If the Merger is not completed on a timely basis, our ongoing businesses may be adversely affected. If the Merger is not completed at all, we will be subject to a number of risks, including the following:

•	being required to pay our costs and expenses relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed; and

•	time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities.

If the Merger is not completed, the price of our Class A Common Shares may decline to the extent that the current market price of that stock reflects a market assumption that the Merger will be completed and that the related benefits will be realized, or a market perception that the Merger was not consummated due to an adverse change in our business.

Uncertainties associated with the Merger may cause employees to leave us, Media General or New Media General and may otherwise affect the future business and operations of the combined company.

New Media General’s success after the Merger will depend in part upon its ability to retain key employees of Media General and LIN LLC. Prior to and following the Merger, current and prospective employees of Media General and LIN LLC may experience uncertainty about their future roles with Media General and LIN LLC and choose to pursue other opportunities, which could have an adverse effect on Media General or LIN LLC. If key employees depart, the integration of the two companies may be more difficult and New Media General’s business following the Merger could be adversely affected.

We and Media General may not be able to obtain the required approval from the FCC.

LIN LLC's and Media General’s obligation to consummate the Merger is subject to obtaining receipt from the FCC of consent to the transfers of control of broadcast licensee subsidiaries of LIN LLC and Media General in connection with the Merger. Under the Merger Agreement, we and Media General are each obligated to use commercially reasonable best efforts to obtain as promptly as practicable the necessary consents from the FCC to the Merger subject to certain limitations. Although we believe that we will be able to obtain the required approval from the FCC, we cannot be sure we will do so. Failure to obtain FCC clearance would prevent us from consummating the Merger.

Media General has the right to terminate the Merger Agreement if changes to FCC regulations or transaction-related regulatory requirements would reasonably be expected to result in the LIN LLC television stations losing annual broadcast cash flow exceeding a specified amount.

The FCC may change or propose to change, its rules or the interpretation of its rules prior to the closing of the Merger in a manner that would be adverse to the manner in which we operate our television stations or provide certain services to television stations licensed to third parties. In addition, the FCC and other regulatory authorities may require that Media General and LIN LLC agree to take certain actions, such as divesting assets or otherwise limiting the rights of LIN LLC to provide certain services to television stations licensed to third parties, in order to obtain the approval or consent of such regulatory authorities to the Merger. Under the Merger Agreement, Media General is not required to agree to take actions to obtain the approval or consent of the regulatory authorities if such actions, together with any such changes to the FCC’s rules (whether or not in connection with the Merger), would result in the LIN LLC television stations (both those expected to be divested and those expected not to be) losing annual broadcast cash flow in excess of a specified amount. If it is determined that such actions, together with any such changes to the FCC’s rules (whether or not in connection with the Merger), would reasonably be expected to result in the LIN LLC television stations losing annual broadcast cash flow in excess of a specified amount, Media General has the right to terminate the Merger Agreement.

Media General and LIN LLC will be required to divest assets in certain markets in order to obtain approval from regulatory authorities and may not be able to realize the full benefit of the sold assets.

Media General and us both own television stations in the Birmingham, AL; Green Bay, WI; Mobile, AL; Providence, RI; and Savannah, GA markets. We also own two television stations in each of the Norfolk, VA and Albuquerque, NM markets that are currently “top four” stations in their markets based on ratings. Regulatory authorities will require Media General and us to divest stations in these markets, and may require Media General and us to divest assets in other markets, or to accept other restrictions or conditions with respect to the operation of television stations in such markets, in order to obtain the approval or consent of such regulatory authorities for the Merger. Any such divestitures or other restrictions could diminish the anticipated benefits of the Merger to New Media General and its shareholders by adversely affecting the operations of New Media General after the completion of the Merger, and may result in additional Merger costs.

Furthermore, in certain of our television markets, we own more than one full power television broadcast station based on waivers that the FCC reevaluates in connection with review of an application for consent to a “substantial” transfer of control, such as the change of control that the our stations would undergo upon the consummation of the Merger. Pursuant to “satellite,” “failing station,” and similar waivers, we are permitted to own additional stations in the Austin, TX, Green Bay, WI, Hartford New Haven, CT, Honolulu, HI, and Wichita Hutchinson, KS markets. In assessing whether to consent to a “substantial” transfer of control of such a combination, the FCC will seek to determine whether the circumstances warrant continuation of these waivers.

The integration of Media General and LIN LLC following the Merger will present significant challenges that may reduce the anticipated potential benefits of the Merger.

We and Media General will face significant challenges in consolidating functions and integrating our organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The integration of Media General and LIN LLC will be complex and time consuming due to the locations of our corporate headquarters and the size and complexity of each organization. The principal challenges will include the following:

•	integrating information systems and internal controls over accounting and financial reporting;

•	integrating our and Media General’s existing businesses;

•	preserving significant business relationships;

•	consolidating corporate and administrative functions;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures between us and Media General; and

•	retaining key employees.

The management of New Media General will have to dedicate substantial effort to integrating the businesses of Media General and LIN during the integration process. These efforts could divert management’s focus and resources from New Media General’s business, corporate initiatives or strategic opportunities. If New Media General is unable to integrate Media General’s and LIN LLC’s organizations, procedures and operations in a timely and efficient manner, or at all, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of New Media General’s common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could also have an adverse effect upon the revenues, level of expenses and operating results of New Media General.

We and Media General will incur significant transaction and merger-related integration costs in connection with the Merger.

We and Media General expect to pay significant transaction costs in connection with the Merger. These transaction costs include investment banking, legal and accounting fees and expenses, expenses associated with the new indebtedness that will be incurred in connection with the Merger, SEC filing fees, printing expenses, mailing expenses and other related charges. A portion of the transaction costs will be incurred regardless of whether the Merger is consummated. We and Media General will each generally pay our own costs and expenses in connection with the Merger, except that each is obligated to pay 50% of the FCC and antitrust filing fees relating to the Merger irrespective of whether the Merger is consummated. Media General will also reimburse our costs for assistance in connection with the financing Media General obtains in connection with the Merger. New Media General may also incur costs associated with integrating the operations of the two companies, and these costs could be significant and could have an adverse effect on New Media General’s future operating results if the anticipated cost savings from the Merger are not achieved. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, should allow New Media General to offset incremental expenses over time, the net benefit may not be achieved in the near term, or at all.

While the Merger is pending, we and Media General will be subject to business uncertainties, as well as contractual restrictions under the Merger Agreement, that could have an adverse effect on our businesses.

Uncertainty about the effect of the Merger on our and Media General’s employees and business relationships may have an adverse effect on us and Media General and, consequently, on New Media General following the consummation of the Merger. These uncertainties could impair each of our and Media General's ability to retain and motivate key personnel until and after the consummation of the Merger and could cause third parties who deal with us and Media General to seek to change existing business relationships with Media General and LIN. If key employees depart or if third parties seek to change business relationships with us and Media General, New Media General’s business following the consummation of the Merger could be adversely affected. In addition, the Merger Agreement restricts us and Media General, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the Merger closes or the Merger Agreement terminates. These restrictions may prevent us and Media General from pursuing otherwise attractive business opportunities that may arise prior to completion of the Merger or termination of the Merger Agreement, and from making other changes to our business.

Some of our directors and executive officers may have interests in the Merger that are different from the interests of our shareholders generally.

Some of our directors and executive officers may have interests in the Merger that are different from, or are in addition to, the interests of our shareholders generally. These interests include their designation as Directors or executive officers of New Media General following the completion of the Merger.

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

3.3
Amendment to the Amended and Restated Limited Liability Company Agreement of LIN Media LLC, dated as of March 20, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K of LIN Media LLC filed on March 21, 2014 (File No. 001-36032)) and incorporated by reference herein.

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

10.1
Amended and Restated Employment Agreement, dated January 6, 2014, among LIN Media LLC, LIN Television Corporation and John A. Howell IV (Filed as Exhibit 10.1 to Current Report on Form 8-K of LIN Media LLC filed on January 7, 2014 (File No. 001-36032) and incorporated by reference herein.

10.2
Stock Purchase Agreement, dated January 27, 2014, between LIN Digital Media LLC and FMPL Holdings, Inc., the sole stockholder of Federated Media Publishing, Inc. (filed as Exhibit 10.23 to the Annual Report on Form 10-K of LIN Media LLC and LIN Television Corporation for the year ended December 31, 2013 (File No. 001-36032)) and incorporated by reference herein.

10.3
Agreement and Plan of Merger, dated as of March 21, 2014, by and among Media General, Inc., Mercury New Holdco, Inc., Mercury Merger Sub 1, Inc., Mercury Merger Sub 2, LLC and LIN Media LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K of LIN Media LLC. and LIN Television Corporation filed as of March 21, 2014 (File No. 001-36032)) and incorporated by reference herein.

10.4
Voting and Support Agreement, dated as of March 21, 2014, by and among LIN Media LLC, Media General, Inc., Mercury New Holdco, Inc., and the shareholder parties thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of LIN Media LLC and LIN Television Corporation filed as of March 21, 2014 (File No. 001-36032)) and incorporated by reference herein.

10.5
Voting and Support Agreement, dated as of March 21, 2014, by and among LIN Media LLC, Media General, Inc., Mercury New Holdco, Inc., and Carson LIN SBS L.P. (filed as Exhibit 10.2 to the Current Report on Form 8-K of LIN Media LLC and LIN Television Corporation filed as of March 21, 2014 (File No. 001-36032)) and incorporated by reference herein.

10.6
Voting and Support Agreement, dated as of March 21, 2014, by and among LIN Media LLC, Media General, Inc., Standard General Fund L.P., and Standard General Communications, LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K of LIN Media LLC and LIN Television Corporation filed as of March 21, 2014 (File No. 001-36032)) and incorporated by reference herein.

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

LIN Media LLC
LIN Television Corporation

Dated:	May 12, 2014
By:	/s/ Richard J. Schmaeling
Richard J. Schmaeling
Senior Vice President, Chief Financial Officer
(On behalf of each of the registrants and as Principal Financial Officer)

Dated:	May 12, 2014
By:	/s/ Nicholas N. Mohamed
Nicholas N. Mohamed
Vice President Controller
(Principal Accounting Officer)

LIN Television Corporation
Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,908	$12,525
Accounts receivable, less allowance for doubtful accounts (2014 - $3,615; 2013 - $3,188)	138,515	145,409
Deferred income tax assets	8,229	6,898
Other current assets	13,781	15,201
Total current assets	180,433	180,033
Property and equipment, net	223,186	221,078
Deferred financing costs	15,647	16,448
Goodwill	210,627	203,528
Broadcast licenses	536,515	536,515
Other intangible assets, net	53,655	47,049
Other assets	16,191	12,299
Total assets (a)	$1,236,254	$1,216,950
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$18,925	$17,364
Accounts payable	15,263	14,002
Income taxes payable	1,686	1,420
Accrued expenses	56,112	51,696
Program obligations	7,030	7,027
Total current liabilities	99,016	91,509
Long-term debt, excluding current portion	933,531	929,328
Deferred income tax liabilities	58,815	64,686
Program obligations	3,945	4,146
Other liabilities	29,452	27,209
Total liabilities (a)	1,124,759	1,116,878
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	9,820	12,845
LIN Television Corporation stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares	—	—
Investment in parent company’s shares, at cost	(21,984)	(21,984)
Additional paid-in capital	1,150,453	1,140,370
Accumulated deficit	(1,003,894)	(1,005,633)
Accumulated other comprehensive loss	(25,335)	(25,526)
Total stockholder’s equity	99,240	87,227
Noncontrolling interest	2,435	—
Total equity	101,675	87,227
Total liabilities and equity	$1,236,254	$1,216,950

(a)
Our consolidated assets as of March 31, 2014 and December 31, 2013 include total assets of: $55,024 and $56,056, respectively, of variable interest entities (“VIEs”) that can only be used to settle the obligations of the VIEs. These assets include broadcast licenses and other intangible assets of: $44,118 and $44,677 and program rights of: $2,351 and $2,060 as of March 31, 2014 and December 31, 2013, respectively. Our consolidated liabilities as of March 31, 2014 and December 31, 2013 include $4,014 and $4,577, respectively, of total liabilities of the VIEs for which the VIEs’ creditors have no recourse to the Company, including $2,698 and $2,727, respectively, of program obligations.  See further description in Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net revenues	$166,241	$140,992

Operating expenses:
Direct operating	69,434	54,568
Selling, general and administrative	44,940	37,298
Amortization of program rights	6,593	7,785
Corporate	12,189	10,271
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Restructuring charge	—	2,132
Loss from asset dispositions	94	95
Operating income	16,734	11,776

Other expense:
Interest expense, net	14,229	13,871
Share of loss in equity investments	75	—
Other expense (income), net	18	(24)
Total other expense, net	14,322	13,847

Income (loss) before provision for (benefit from) income taxes	2,412	(2,071)
Provision for (benefit from) income taxes	1,021	(1,051)
Net income (loss)	1,391	(1,020)
Net loss attributable to noncontrolling interests	(598)	(164)
Net income (loss) attributable to LIN Television Corporation	$1,989	$(856)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss)	$1,391	$(1,020)
Amortization of pension net losses, net of tax of $124 and $169 for the three months ended March, 31, 2014 and 2013, respectively, reclassified	191	259
Comprehensive income (loss)	1,582	(761)
Comprehensive loss attributable to noncontrolling interest	(598)	(164)
Comprehensive income (loss) attributable to LIN Television Corporation	$2,180	$(597)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Equity
(unaudited)
(in thousands)

			Investment in
			Parent			Accumulated
			Company's	Additional		Other		Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholder’s
	Shares	Amount	Shares, at cost	Capital	Deficit	Loss	Interest	Equity
Balance as of December 31, 2013	1,000	$—	$(21,984)	$1,140,370	$(1,005,633)	$(25,526)	$—	$87,227
Pension liability adjustment, net of tax of $124	—	—	—	—	—	191	—	191
Tax benefit from exercise of share options and vesting of restricted share awards	—	—	—	7,784	—	—	—	7,784
Share-based compensation	—	—	—	2,299	—	—	—	2,299
Dividends declared	—	—	—	—	(250)	—	—	(250)
Net income	—	—	—	—	1,989	—	—	1,989
Reclassification from redeemable noncontrolling interest	—	—	—	—	—	—	2,435	2,435
Balance as of March 31, 2014	1,000	$—	$(21,984)	$1,150,453	$(1,003,894)	$(25,335)	$2,435	$101,675

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statement of Stockholder’s Deficit
(unaudited)
(in thousands)

			Investment in
			Parent			Accumulated
			Company's	Additional		Other	Total
	Common Stock		Common	Paid-In	Accumulated	Comprehensive	Stockholder's
	Shares	Amount	Stock, at cost	Capital	Deficit	Loss	Deficit
Balance as of December 31, 2012	1,000	$—	$(21,984)	$1,130,239	$(1,164,435)	$(35,384)	$(91,564)
Pension liability adjustment, net of tax of $169	—	—	—	—	—	259	259
Stock-based compensation	—	—	—	2,421	—	—	2,421
Net loss	—	—	—	—	(856)	—	(856)
Balance as of March 31, 2013	1,000	$—	$(21,984)	$1,132,660	$(1,165,291)	$(35,125)	$(89,740)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

LIN Television Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,391	$(1,020)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Amortization of financing costs and note discounts	907	896
Amortization of program rights	6,593	7,785
Cash payments for programming	(6,866)	(7,707)
Share of loss in equity investments	75	—
Stock-based compensation	2,307	1,941
Deferred income taxes, net	456	(1,237)
Loss from asset dispositions	94	95
Other, net	985	428
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,417	11,020
Other assets	(3,174)	(710)
Accounts payable	(2,931)	(9,524)
Accrued interest expense	(416)	4,020
Other liabilities and accrued expenses	5,122	(1,222)
Net cash provided by operating activities	37,217	21,832

INVESTING ACTIVITIES:
Capital expenditures	(5,609)	(6,798)
Acquisition of broadcast towers	(7,257)	—
Payments for business combinations, net of cash acquired	(22,346)	—
Proceeds from the sale of assets	45	13
Contributions to equity investments	(75)	—
Capital contribution to joint venture with NBCUniversal	—	(100,000)
Net cash used in investing activities	(35,242)	(106,785)

FINANCING ACTIVITIES:
Net proceeds on exercises of employee and director stock-based compensation	—	501
Proceeds from borrowings on long-term debt	40,000	85,000
Payment of dividend	(250)	—
Principal payments on long-term debt	(34,342)	(22,840)
Payment of long-term debt issue costs	—	(515)
Net cash provided by financing activities	5,408	62,146

Net increase (decrease) in cash and cash equivalents	7,383	(22,807)
Cash and cash equivalents at the beginning of the period	12,525	46,307
Cash and cash equivalents at the end of the period	$19,908	$23,500
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

On July 30, 2013, LIN TV Corp., a Delaware corporation (“LIN TV”), completed its merger with and into LIN LLC, a Delaware limited liability company and wholly owned subsidiary of LIN TV, with LIN LLC as the surviving entity (the “LIN LLC Merger”) pursuant to the Agreement and Plan of Merger, dated February 12, 2013, by and between LIN TV and LIN LLC (the “2013 LIN LLC Merger Agreement”).  LIN LLC filed a Current Report on Form 8-K on July 31, 2013 (the “Form 8-K”) for the purpose of establishing LIN LLC as the successor registrant to LIN TV pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the 2013 LIN LLC Merger.  Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the Form 8-K, the class A common shares representing limited liability interests in LIN LLC, as the successor registrant to LIN TV, were deemed registered under Section 12(b) of the Exchange Act.  References to "LIN LLC," "we," "us," or the "Company" in this Quarterly Report on Form 10-Q that include any period at and before the effectiveness of the 2013 LIN LLC Merger shall be deemed to refer to LIN TV as the predecessor registrant to LIN LLC.  For more information concerning the effects of the 2013 LIN LLC Merger and the succession of LIN LLC to LIN TV upon its effectiveness, please see the Form 8-K.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to state fairly our financial position, results of operations and cash flows for the periods presented.  The interim results of operations are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of our Company, our wholly-owned and majority-owned and controlled subsidiaries, and VIEs for which we are the primary beneficiary. We review all local marketing agreements (“LMAs”), shared services agreements (“SSAs”), joint sales agreements (“JSAs”) and related agreements, to evaluate whether consolidation of entities that are party to such arrangements is required under U.S. GAAP.

During the first quarter of 2014, as a result of the continued growth in our digital business, we reevaluated our organization and the nature of our business activities and began assessing and internally reporting financial information for our broadcast business and our digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites. Our Digital segment includes the operating results of our digital companies: LIN Digital LLC ("LIN Digital"), LIN Mobile, LLC ("LIN Mobile"), Nami Media, Inc. ("Nami Media"), HYFN, Inc. ("HYFN"), Dedicated Media, Inc. ("Dedicated Media"), and Federated Media Publishing LLC ("Federated Media"). Corporate and unallocated expenses primarily include our costs to operate as a public company and to operate our corporate locations. Corporate is not a reportable segment. We have restated prior period disclosures to reflect this change in our reportable operating segments. See Note 5 - “Segment Reporting” for further discussion.
On March 21, 2014, we filed a Current Report on Form 8-K for the purpose of announcing that LIN LLC entered into an Agreement and Plan of Merger with Media General, Inc., a Virginia corporation (“Media General”), Mercury New Holdco, Inc., a Virginia corporation (“New Holdco”), Mercury Merger Sub 1, Inc., a Virginia corporation and a direct, wholly-owned subsidiary of New Holdco (“Merger Sub 1”), Mercury Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco (“Merger Sub 2”) (the “Merger Agreement”) pursuant to which Merger Sub 1 will, upon the terms and subject to the conditions thereof, merge with and into Media General (the “Media General Merger”), with Media General surviving the Media General Merger as a wholly owned subsidiary of New Holdco, and immediately following the consummation of the Media General Merger, Merger Sub 2 will merge with and into LIN LLC (the “LIN Merger” and together with the Media General Merger, the “Merger”), with LIN LLC surviving the Merger as a wholly owned subsidiary of New Holdco.
As a result of the Merger, the combined company will own and operate or service 74 stations across 46 markets, reaching approximately 26.5 million households or 23% of U.S. TV households (certain of these stations are expected to be swapped or otherwise divested in order to address regulatory considerations). The transaction is currently expected to close during the first quarter of 2015. For more information concerning the Merger, refer to the Current Report on Form 8-K filed with the SEC on March 21, 2014.
Joint Venture Sale Transaction and Merger
On February 12, 2013, we, along with LIN TV and LIN Television of Texas, L.P., a Delaware limited partnership (“LIN Texas”) entered into an agreement whereby LIN Texas sold its 20.38% equity interest in Station Venture Holdings ("SVH"), a joint venture in which an affiliate of NBCUniversal ("NBC"), held the remaining 79.62% equity interest (collectively, the “JV Sale Transaction”). Pursuant to the JV Sale Transaction, LIN Television caused a $100 million capital contribution to be made to SVH and in turn, LIN TV was released from the guarantee of an $815.5 million note held by SVH ("GECC Guarantee") as well as any further obligations related to any shortfall funding agreements between us and SVH.

Concurrent with the closing of the JV Sale Transaction, LIN TV entered into the 2013 LIN LLC Merger Agreement. The 2013 LIN LLC Merger enabled the surviving entity to be classified as a partnership for federal income tax purposes and the change in classification was treated as a liquidation of LIN TV for federal income tax purposes, with the result that LIN TV realized a capital loss in its 100% equity interest in LIN Television.

For further discussion of the JV Sale Transaction and the 2013 LIN LLC Merger, refer to Item 1. "Business," Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies" and Note 13 - "Commitments and Contingencies" to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "10-K").

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

We have a JSA and an SSA with WBDT Television, LLC (“WBDT”) for WBDT-TV in the Dayton, OH market. We also have JSAs and SSAs with affiliates of Vaughan Acquisition LLC (“Vaughan”) for WTGS-TV in the Savannah, GA market, WYTV-TV in the Youngstown, OH market and KTKA-TV in the Topeka, KS market and SSAs with KASY-TV Licensee, LLC (“KASY”), KWBQ-TV, KRWB-TV and KASY-TV in the Albuquerque, Santa-Fe NM market. Under these agreements, we provide administrative services to these stations, have an obligation to reimburse certain of the stations' expenses, and we are compensated through a performance-based fee structure that provides us the benefit of certain returns from the operation of these stations. We determined that WBDT, Vaughan and KASY are VIEs and as a result of the JSAs and/or SSAs, we have variable interests in these entities. We are the primary beneficiary of these entities, and therefore, we consolidate these entities within our consolidated financial statements.

An order that the Federal Communications Commission (“FCC”) adopted in March 2014, however, may require changes in our relationship with these entities going forward. In that order, the FCC concluded that JSAs should be “attributable” for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. Stations with JSAs that would put them in violation of the new rules will have two years from the date on which the rules become effective to amend or terminate those arrangements unless they are able to obtain a waiver of such rules. Accordingly, absent further developments or the grant of a waiver, we may be required to modify or terminate our existing JSAs to comply with FCC requirements.

The carrying amounts and classifications of the assets and liabilities of the variable interest entities described above, which have been included in our consolidating balance sheets as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$303	$278
Accounts receivable, net	5,922	6,345
Other assets	927	927
Total current assets	7,152	7,550
Property and equipment, net	2,330	2,469
Broadcast licenses and other intangible assets, net	44,118	44,677
Other assets	1,424	1,360
Total assets	$55,024	$56,056

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,162	$1,162
Accounts payable	57	63
Accrued expenses	1,259	1,336
Program obligations	1,241	1,303
Total current liabilities	3,719	3,864
Long-term debt, excluding current portion	2,715	3,005
Program obligations	1,457	1,424
Other liabilities	47,133	47,763
Total liabilities	$55,024	$56,056

The assets of our consolidated VIEs can only be used to settle the obligations of the VIEs and may not be sold, or otherwise disposed of, except for assets sold or replaced with others of like kind or value. Other liabilities of $47.1 million and $47.8 million as of March 31, 2014 and December 31, 2013, respectively, serve to reduce the carrying value of the entities, and are eliminated in our consolidated financial statements. This reflects the fact that as of March 31, 2014 and December 31, 2013, we have an option that we may exercise if the FCC attribution rules change. The option would allow us to acquire the assets or member’s interest of the VIE entities for a nominal exercise price, which is significantly less than the carrying value of their tangible and intangible net assets. In an order adopted in March 2014, the FCC concluded that JSAs should be "attributable" for purposes of the media ownership rules if they permit a television licensee to sell more than 15% of the commercial inventory of a television station owned by a third party in the same market. As a result of the changes announced by the FCC, these arrangements, including the options described above, will need to be modified or terminated unless a waiver can be obtained from the FCC.

Redeemable Noncontrolling Interest

The redeemable noncontrolling interest as of December 31, 2013 includes the interest of minority shareholders of HYFN, Dedicated Media and Nami Media. During the three months ended March 31, 2014, we have reclassified the interest of the minority shareholders of Nami Media to permanent equity, as the mandatory redemption feature of Nami Media's minority shareholders' interest lapsed in February 2014. Accordingly, the following table presents the activity of the redeemable noncontrolling interest included in our consolidated balance sheets related to HYFN and Dedicated Media, which represents third parties’ proportionate share of our consolidated net assets (in thousands):

Redeemable Noncontrolling Interest
Balance as of December 31, 2013	$12,845
Net loss	(598)
Share-based compensation	8
Reclassification to noncontrolling interest (Nami Media)	(2,435)
Balance as of March 31, 2014	$9,820

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

Note 2 — Acquisitions

Federated Media Publishing, Inc.
On February 3, 2014, LIN Digital Media LLC, a wholly owned subsidiary of LIN Television, acquired 100% of the capital stock of Federated Media Publishing, Inc., which we subsequently converted into a Delaware limited liability company ("Federated Media"). Federated Media is a digital content and conversational marketing company that leverages the relationships and content from its publishing network to deliver contextually relevant advertising and conversational and engagement tools that reach agencies’ and brands’ targeted audiences across digital and social media platforms. The purchase price totaled $22.3 million, net of cash, subject to post-closing adjustments, and was funded from cash on hand and amounts drawn on our revolving credit facility.
The following table summarizes the provisional allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed by us in the acquisition (in thousands):

Current assets	$9,811
Property and equipment	72
Non-current assets	196
Other intangible assets	11,497
Goodwill	7,099
Current liabilities	(6,368)
Total	$22,307

The amount allocated to definite-lived intangible assets represents the estimated fair values of publisher relationships of $4.2 million, customer relationships of $1.2 million, completed technology of $3.9 million, and trademarks of $2.2 million. These intangible assets will be amortized over the estimated remaining useful lives of approximately 8 years for publisher relationships, 4 years for customer relationships, 3 years for completed technology and 7 years for trademarks.

Goodwill of $7.1 million is the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired, and primarily represents the benefits of the incremental revenue we expect to generate from the acquisition of Federated Media.  All of the goodwill recognized in connection with the acquisition of Federated Media is deductible for tax purposes.

Pro Forma Information

The following table sets forth unaudited pro forma results of operations for the three months ended March 31, 2014 and 2013 assuming that the above acquisition of Federated Media, along with transactions necessary to finance the acquisition, occurred on January 1, 2013 (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net revenue	$167,608	$149,069
Net income (loss)	$771	$(5,089)

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the business since January 1, 2013. The pro forma adjustments for the three months ended March 31, 2014 and 2013 reflect depreciation expense, amortization of intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transaction and the related tax effects of the adjustments.

In connection with the acquisition of Federated Media, we and Federated Media incurred a combined total of $0.8 million of transaction related costs primarily related to legal and other professional services. These costs were not included in the 2014 pro forma amounts. The 2013 pro forma net loss was adjusted to include these costs, as they are directly attributable to the acquisition of Federated Media.

Net revenues and operating loss of Federated Media included in our consolidated statements of operations for the three months ended March 31, 2014 were $4 million and $(0.5) million, respectively.

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

Our obligations to purchase the noncontrolling interest holders’ shares of both Dedicated Media and HYFN are outside of our control, because they are based on the achievement of certain financial targets described above. Therefore, the noncontrolling interest related to Dedicated Media and HYFN as of March 31, 2014 has been reported as redeemable noncontrolling interest and classified as temporary equity on our consolidated balance sheets. As of the acquisition dates, the fair values of the noncontrolling interests were $3.8 million and $7.2 million for Dedicated Media and HYFN, respectively, and were measured based on the purchase prices for our 60% and 50.1% ownership interest in Dedicated Media and HYFN, respectively, and the net assets acquired as of the acquisition dates. As of March 31, 2014, we believe that achievement of the financial targets is not yet probable and therefore, have not reflected these obligations in our consolidated financial statements.

If we do not purchase the remaining outstanding shares of Dedicated Media or HYFN by the dates set forth in the respective purchase agreements, the noncontrolling interest holders have the right to purchase our interest. The purchase price of these shares is based on the same purchase price multiple described above and is exercisable only if the applicable financial targets are not met and we do not elect to purchase the remaining interest. The fair value of this option is zero and no amounts related to these options are included in our consolidated financial statements as of March 31, 2014.

Note 3 — Intangible Assets

Goodwill totaled $210.6 million and $203.5 million at March 31, 2014 and December 31, 2013, respectively. The change in the carrying amount of goodwill during the three months ended March 31, 2014 was as follows (in thousands):

Goodwill
Broadcast:
Balance as of December 31, 2013	$185,237
Acquisitions	—
Balance as of March 31, 2014	$185,237
Digital:
Balance as of December 31, 2013	18,291
Acquisitions	7,099
Balance as of March 31, 2014	$25,390
Total:
Balance as of December 31, 2013	$203,528
Acquisitions	7,099
Balance as of March 31, 2014	$210,627

The following table summarizes the carrying amounts of intangible assets (in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Broadcast licenses	$536,515	$—	$536,515	$—
Intangible assets subject to amortization (1)	98,143	(44,488)	85,966	(38,917)
Total	$634,658	$(44,488)	$622,481	$(38,917)

(1)
Intangible assets subject to amortization are amortized on a straight line basis and primarily include network affiliations, acquired customer and publisher relationships, completed technology, brand names, non-compete agreements, internal-use software, favorable operating leases, and retransmission consent agreements.

Note 4 — Debt

 Debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit loans	$15,000	$5,000
$115,625 and $118,750 Term loans, net of discount of $322 and $345 as March 31, 2014 and December 31, 2013, respectively	115,303	118,405
$313,400 and $314,200 Incremental term loans, net of discount of $1,599 and $1,684 as of March 31, 2014 and December 31, 2013, respectively	311,801	312,516
8 3/8% Senior Notes due 2018	200,000	200,000
6 3/8% Senior Notes due 2021	290,000	290,000
Capital lease obligations	14,477	14,604
Other debt	5,875	6,167
Total debt	952,456	946,692
Less current portion	18,925	17,364
Total long-term debt	$933,531	$929,328

During the three months ended March 31, 2014, we paid $3.9 million of principal on the term loans and incremental term loans related to mandatory quarterly payments under our senior secured credit facility.

In January and February 2014, we drew $40 million on our revolving credit facility to fund the acquisition of Federated Media as well as normal operating activities. We subsequently made payments against these borrowings in the amount of $30 million, resulting in an outstanding balance on our revolving credit facility of $15 million as of March 31, 2014.

In February 2013, pursuant to our existing credit agreement, we issued $60 million of new debt in the form of a tranche B-2 incremental term facility (the “Incremental Facility”).  The Incremental Facility is a five-year term loan facility and is subject to the terms of our existing credit agreement, dated as of October 26, 2011, as amended on December 24, 2012, by and among LIN Television, JP Morgan Chase Bank as Administrative Agent and the banks and other financial institutions party thereto (the “Credit Agreement”).  The proceeds of the Incremental Facility, as well as cash on hand and cash from revolving borrowings under the Credit Agreement, were used to fund the $100 million capital contribution made to SVH pursuant to the JV Sale Transaction.

The fair values of our long-term debt are estimated based on quoted market prices for the same or similar issues (Level 2 inputs of the three-level fair value hierarchy).  The carrying amounts and fair values of our long-term debt were as follows (in thousands):

	March 31, 2014	December 31, 2013
Carrying amount	$937,979	$932,088
Fair value	968,967	956,255

Note 5 — Segment Reporting

During the first quarter of 2014, as a result of the continued growth in our digital business, we began assessing and internally reporting financial information for our broadcast business and our digital business separately. As a result, we now have two reportable operating segments, “Broadcast” and “Digital” that are disclosed separately from our corporate activities. Our Broadcast segment includes 43 television stations and seven digital channels that are either owned, operated or serviced by us in 23 U.S. markets, all of which are engaged principally in the sale of television advertising and digital advertising primarily related to our television station companion websites, and our Digital segment includes the operating results of our digital companies; LIN Digital, LIN Mobile, Nami Media, HYFN, Dedicated Media, and Federated Media. Unallocated corporate expenses primarily include our costs to operate as a public company and to operate our corporate locations.

We use earnings before interest, taxes, depreciation and amortization, excluding non-recurring charges, restructuring charges, share-based compensation, loss or gain on sales of assets, and cash paid for programming (“Adjusted EBITDA”) as the primary financial measure reported to the chief executive officer (the chief operating decision maker) for use in assessing our operating segments’ operating performance. We believe that this measure is useful to investors because it eliminates a significant level of non-cash depreciation and amortization expense and other non-recurring charges and as a result, allows investors to better understand our operating segments’ performance. All adjustments to Adjusted EBITDA presented below to arrive at consolidated pre-tax income (loss) except for depreciation and amortization and cash paid for programming relate primarily to corporate activities. Cash paid for programming pertains only to our Broadcast segment. As a result, we have disclosed depreciation and amortization by segment, as this is the only adjustment to operating income that the chief executive officer reviews on a segment basis. We have presented prior period information to reflect our current reportable segments.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net revenues:
Broadcast	$141,715	$131,951
Digital	24,526	9,041
Total net revenues	$166,241	$140,992

The following table is a reconciliation of Adjusted EBITDA to consolidated pre-tax income (loss):

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Segment Adjusted EBITDA:
Broadcast	$47,470	$40,595
Digital	(893)	164
Total segment Adjusted EBITDA	46,577	40,759
Unallocated corporate Adjusted EBITDA	(6,899)	(4,619)
Less:
Depreciation	10,686	11,638
Amortization of intangible assets	5,571	5,429
Amortization of program rights	6,593	7,785
Share-based compensation	2,307	1,941
Non-recurring and acquisition-related charges (1)	4,559	3,051
Restructuring charge	—	2,132
Loss on sale of assets	94	95
Add:
Cash payments for programming	6,866	7,707
Operating income	16,734	11,776
Other expense:
Interest expense, net	14,229	13,871
Share of loss in equity investments	75	—
Other expense (income), net	18	(24)
Total other expense, net	14,322	13,847
Consolidated pre-tax income (loss)	$2,412	$(2,071)
______________________________
(1) Non-recurring charges for the three months ended March 31, 2014 and 2013 primarily consist of expenses related to the Merger and the 2013 LIN LLC Merger, respectively.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating income (loss):
Broadcast	$33,474	$24,158
Digital	(2,678)	(498)
Unallocated corporate	(14,062)	(11,884)
Total operating income	$16,734	$11,776

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Depreciation and amortization:
Broadcast	$14,136	$16,264
Digital	1,775	641
Unallocated corporate	346	162
Total depreciation and amortization	$16,257	$17,067

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Capital expenditures:
Broadcast	$3,937	$5,729
Digital	1,139	799
Unallocated corporate	533	270
Total capital expenditures	$5,609	$6,798

	March 31,	December 31,
	2014	2013
	(in thousands)
Assets:
Broadcast	$1,092,169	$1,100,343
Digital	86,594	69,690
Unallocated corporate	57,491	46,917
Total assets	$1,236,254	$1,216,950

Note 6 — Retirement Plans

The following table shows the components of the net periodic pension cost and the contributions to our 401(k) Plan and the retirement plans (in thousands):

	Three Months Ended March 31,
	2014	2013
Net periodic pension cost (benefit):
Interest cost	$1,498	$1,314
Expected return on plan assets	(1,758)	(1,670)
Amortization of net loss	315	428
Net periodic cost	$55	$72
Contributions:
401(k) Plan	$1,142	$1,332
Defined contribution retirement plans	39	49
Defined benefit retirement plans	1,347	1,297
Total contributions	$2,528	$2,678

See Note 10 — “Retirement Plans” in Item 15 of our 10-K for a full description of our retirement plans.

Note 7 — Restructuring

As of December 31, 2013, we had a restructuring accrual of $0.4 million related to severance and related costs as a result of the integration of the television stations acquired during 2012 as well as severance and related costs at some of our digital companies.  During the three months ended March 31, 2014, we made cash payments of $0.2 million related to these restructuring actions.  We expect to make cash payments of approximately $0.2 million during the remainder of the year with respect to such transactions.

The activity for these restructuring actions is as follows (in thousands):

	Broadcast	Digital	Corporate	Total Severance and Related
Balance as of December 31, 2013	$105	$315	$3	$423
Charges	—	—	—	—
Payments	89	111	3	203
Balance as of March 31, 2014	$16	$204	$—	$220

Note 8 — Income Taxes

We recorded a provision for income taxes of $1 million for the three months ended March 31, 2014 compared to a benefit from income taxes of $1.1 million for the three months ended March 31, 2013.  The provision for income taxes for the three months ended March 31, 2014 was primarily a result of our $2.4 million pre-tax income from continuing operations. Our effective income tax rate was 42.3% and 50.7% for the three months ended March 31, 2014 and March 31, 2013, respectively.  The decrease in the effective income tax rate was primarily a result of an increase in the proportionate share of losses from zero-rate entities that are excluded from the effective tax rate computation. We expect our effective income tax rate to range between 39% and 41% during the remainder of 2014.

During the first quarter of 2013, approximately $162.8 million of short term deferred tax liabilities were reclassified to income taxes payable upon the consummation of the JV Sale Transaction. As a result of the close of the 2013 LIN LLC Merger on July 30, 2013, $131.5 million of this tax liability was extinguished, resulting in a remaining tax liability of approximately $31.3 million associated with the JV Sale Transaction. We made state and federal tax payments to settle this liability during the fourth quarter of 2013.  For further discussion regarding the income tax effects of the JV Sale Transaction and the 2013 LIN LLC Merger, see Note 1 — “Basis of Presentation and Summary of Significant Accounting Policies” and Note 13 — “Commitments and Contingencies.” to our consolidated financial statements in our 10-K.

Note 9 — Commitments and Contingencies

Contingencies

GECC Guarantee and the 2013 LIN LLC Merger

As further described in Note 1 - "Basis of Presentation and Summary of Significant Accounting Policies," pursuant to the JV Sale Transaction, LIN Television made a $100 million capital contribution to SVH and in turn, was released from the GECC Guarantee as well as any further obligations related to any shortfall funding agreements between LIN Television and SVH.
In February 2013, we entered into a $60 million Incremental Facility and utilized $40 million of cash on hand and borrowings under our revolving credit facility to fund the $100 million payment.

As a result of the JV Sale Transaction, after utilizing all of our available Federal net operating loss (“NOL”) carryforwards, we had an approximate $162.8 million income tax payable remaining, $131.5 million of which was extinguished as a result of the 2013 LIN LLC Merger. We made state and federal tax payments to settle the remaining liability of $31.3 million during the fourth quarter of 2013.

For further discussion of the GECC Guarantee and the 2013 LIN LLC Merger, refer to Note 13 - "Commitments and Contingencies" to our consolidated financial statements in our 10-K.

The Merger

During the next 12 months and through the completion of the Merger, we expect to incur approximately $4.5 - $5.5 million of legal and professional fees associated with the transaction and related financing.  Contingent upon the consummation of the Merger and dependent upon the price of Media General's Class A common stock on the date of consummation, we will incur an advisory fee of approximately $21.5 million payable to J.P. Morgan Securities LLC, which we expect will be funded from the proceeds of Media General’s transaction financing. We have not yet accrued for this advisory fee as of March 31, 2014, as we do not believe the obligation is probable.

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

Following the announcement on March 21, 2014 of the execution of the Merger Agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN LLC: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN LLC and name as defendants LIN LLC, its directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which we collectively refer to as “HMC”)).

On April 18, 2014, the plantiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

The operative complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the Merger, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN LLC by causing LIN LLC to enter into the Merger, which plaintiffs allege will provide disparate consideration to HMC. The complaints seek, among other things, declaratory and injunctive relief enjoining the Merger. On April 25, 2014, the plaintiff in the Sciabacucchi action filed an amended complaint, and the plaintiffs in the Sciabacucchi and Pryor actions each filed a motion for an expedited hearing on the plaintiff’s (yet-to-be filed) motion for a permanent injunction to enjoin the Merger, requesting, among other things, that the Court set a permanent injunction hearing for September 2014. On April 30, 2014, the plaintiffs in the Sciabacucchi and Pryor actions filed a stipulation to consolidate the two actions, which was approved by the Court on May 1, 2014.
The outcome of the two active lawsuits is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on our operations and liquidity. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.